Form 10-K
period 1995-12-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1996-04-01
CIK 846581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-20083



                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  in respect of

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         New Jersey                                22-1211670
- -------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)




                 751 Broad Street, Newark, New Jersey 07102-2992
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (201) 802-6000
              ----------------------------------------------------
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

                                      INDEX
Item                                                                        Page
 No.                                                                         No.
- -----                                                                       ----
          Cover Page                                                        -

          Index                                                             2

PART I

   1.     Business                                                          3

   2.     Properties                                                        4

   3.     Legal Proceedings                                                 5

   4.     Submission of Matters to a Vote of Security Holders               5

PART II

   5.     Market for the Registrant's Interests and Related
            Security Holder Matters                                         6

   6.     Selected Financial Data                                           6

   7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7

   8.     Financial Statements and Supplementary Data                       16

   9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                        16

PART III

   10.    Directors and Executive Officers of The Prudential                17

   11.    Executive Compensation                                            21

   12.    Security Ownership of Certain Beneficial Owners and Management    21

   13.    Certain Relationships and Related Transactions                    22

PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   23

          Exhibit Index                                                     23

          Signatures                                                        26

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

WAREHOUSE FACILITY IN AZUSA, CALIFORNIA
This facility consists of three one-story warehouse buildings in Azusa, California, approximately 20 miles east of downtown Los Angeles. The buildings were constructed in 1986. They contain approximately 432,000 rentable square feet which were 100% leased to five tenants at December 31, 1995.

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

APARTMENT COMPLEX IN ATLANTA, GEORGIA
Brookwood Valley Apartments is a garden apartment complex located approximately 3 miles north of downtown Atlanta. It consists of eight three-story buildings containing a total of 240 units. Construction of the 7.1 acre site was completed in 1987. At December 31, 1995 the property was 97% occupied.

WAREHOUSE FACILITY IN POMONA, CALIFORNIA
The Partnership owns a leasehold estate in six industrial buildings on approximately 28 acres in Pomona, California. The site is approximately 30 miles east of downtown Los Angeles. The buildings were constructed between 1982 and 1984 and contain approximately 531,000 square feet of leasable space. The property was 100% occupied by seven tenants at December 31, 1995.

Land under the leasehold estate was capitalized upon the assignment of a ground lease from the previous owner. The lease term extends until November 2078 with no renewal options. The annual ground lease payments are $250,000 through November 1994, and, for each ten year increment thereafter, are subject to increase by 50% of the increase in the Consumer Price Index during the previous period. For 1995, the annual ground lease payment increased by $126,450 to $376,450. The ground lease agreement contains a purchase option from November 1994 to November 1997 at a fixed price of $4,000,000.

SHOPPING CENTER IN ROSWELL, GEORGIA
King's Market shopping center was constructed in 1988. It is located approximately 22 miles north of downtown Atlanta on a 30 acre site. It contains approximately 296,584 square feet of rentable space. At December 31, 1995 it was 99% occupied by 32 tenants.

OFFICE FACILITY IN MORRISTOWN, NEW JERSEY
This four-story suburban office building was constructed in 1981 and contains 85,000 rentable square feet. It is located on a 5.1 acre site, approximately 30 miles west of New York City. At December 31, 1995 it was 95% leased to 12 tenants.

WAREHOUSE FACILITY IN BOLINGBROOK, ILLINOIS
This single-story warehouse was completed in 1989. It contains 224,640 rentable square feet. It is located approximately 20 miles southwest of downtown Chicago. The entire facility is leased to the Gillette Company under a lease expiring in October, 2000.

APARTMENT COMPLEX IN FARMINGTON HILLS, MICHIGAN
Indian Creek Apartments consists of fifteen two-story buildings containing 156 two-bedroom and 40 one- bedroom units. It was constructed in 1988 and is located approximately 20 miles northwest of Detroit. At December 31, 1995, the property was 98% occupied.

OFFICE PARK IN FLINT, MICHIGAN
This investment consists of twelve single-story buildings located in an office park in Flint, Michigan. The property contains 113,393 rentable square feet. It is currently 92% occupied by 52 tenants.

The property was obtained by the Partnership on July 1, 1994 through foreclosure on the mortgage loan made to Oak Creek Associates. The Partnership took title to the property at the end of the redemption period on January 3, 1995. During this period, the Partnership received all income generated by the property.

WAREHOUSE FACILITIES IN JACKSONVILLE, FLORIDA
The Partnership owns a 50% interest in four single-story warehouse/distribution buildings located in Jacksonville, Fl. The remaining 50% is owned by The Prudential and one of its subsidiaries. The buildings contain approximately 502,000 rentable square feet and were 100% occupied at December 31, 1995.

APARTMENT COMPLEX IN RALEIGH, NORTH CAROLINA
Dunhill Trace consists of fourteen two and three story apartment buildings, containing a total of 250 units. It was acquired upon completion of construction in June, 1995. The property, located on a 16.2 acre site in northwest, downtown Raleigh, North Carolina, was 95% occupied at December 31, 1995

OFFICE FACILITY IN NASHVILLE, TENNESSEE
Westpark is a 97,000 square foot office center located in Brentwood, Tennessee, a suburb of Nashville. The property was constructed in 1982. The partnership purchased this property in October 1995. At December 31, 1995 the building was 98.6% leased.

OFFICE FACILITY IN OAKBROOK TERRACE, ILLINOIS
Oakbrook Terrace Corporate Center is a 123,000 square foot building located in in a western suburb of Chicago, Illinois. The Partnership purchased this property in December 1995. At December 31, 1995 the property was 99.5% leased.


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

As of March 1, 1996, there were approximately 64,601 Contract owners of record investing in the Real Property Account.


ITEM 6.   SELECTED FINANCIAL DATA


                                                                              Year Ended December 31,
                                                      ----------------------------------------------------------------------
                                                         1995           1994           1993           1992           1991
                                                      -----------    -----------    -----------    -----------    ----------

RESULTS OF OPERATIONS:

Net Investment Income                                 $ 6,200,851    $ 5,252,476    $ 4,906,836    $ 4,396,240    $ 4,826,006
Net Gain/(Loss) on Investment
 in Partnership                                       $   314,267    $   634,661    $  (935,754)   $(6,443,108)   $(4,589,140)
                                                      -----------    -----------    -----------    -----------    -----------
Net Increase/(Decrease) in Net Assets
 Resulting From Operations                            $ 6,515,118    $ 5,887,137    $ 3,971,082    $(2,046,868)   $   236,866
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------


Financial Position:

                                                                              Year Ended December 31,
                                                      ----------------------------------------------------------------------
                                                         1995           1994           1993           1992           1991
                                                      -----------    -----------    -----------    -----------    ----------

Total Assets                                          $86,101,883    $79,136,103    $75,841,656    $71,488,007    $73,151,520



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of The Prudential Variable Contract Real Property Account (the "Real Property Account") are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are The Prudential Insurance Company of American, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey.

(a) Liquidity and Capital Resources

At December 31, 1995, the Partnership's liquid assets consisting of cash and cash equivalents and marketable securities totaled $24,755,420. This is a decrease of $24,162,016 from liquid assets at December 31, 1994 of $48,917,436. The decrease is due primarily to the acquisition of an apartment complex at a total cost of $15,758,700 and two office centers at a total cost of $21,015,643 as discussed below. This was partially offset by cash received from operations of the Partnership's properties and interest income received from short-term investments.

The Partnership has established a $10 million annually renewable revolving line of credit with First Fidelity Bank National Association to be drawn upon as needed for potential liquidity needs. The line of credit had never been drawn upon. Management did not anticipate any future needs for this credit facility and decided to terminate the line of credit as of October 31, 1995. The Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to The Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for everY $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $52.2 million as of December 31, 1995.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity. However, its investment policy allows up to 30% investment in cash and short-term obligations. At December 31, 1995, 12.6% of the Partnership's assets consisted of cash and cash equivalents and marketable securities.

During 1995, the partners withdrew $3.0 million. Withdrawals may be made during 1996 based upon the percentage of assets invested in short-term obligations and taking into consideration anticipated cash needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At December 31, 1995, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

The Partnership acquired properties totaling $36,774,343 in 1995. The properties acquired were an apartment complex in Raleigh, NC on June 30, 1995 at a total cost of $15,758,700, an office building in Nashville, TN on October 4, 1995 for $8,385,450 and an office center in Oakbrook Terrace, IL on December 28, 1995 for $12,630,193. These acquisitions were funded entirely by cash held by the Partnership.

During 1995 the Partnership expended $1,050,197 in capital expenditures, of which approximately $831,200 were for tenant alterations and leasing commissions. Approximately $327,000 in tenant improvements and leasing commissions was spent at the Azusa, CA warehouse related to the lease signed by Best Buy. This is the final installment of such costs related to this tenant. At the Morristown, N.J. office center approximately $193,000 was expended, primarily related to the lease signed by Kodak in the first quarter of 1995. Of the $83,000 that was spent at the Pomona, CA warehouse, approximately $60,000 related to an expansion by Ashley Furniture and $23,000 related to a new tenant, Pac Rosa Enterprises. At the Roswell, GA shopping center these tenant improvements and leasing commissions totaled $78,000 of which approximately $66,000 was attributable to leases signed by Capezio's ($49,000) and Accentrics ($17,000). Approximately $104,000 was expended at the Flint, MI office property primarily related to an expansion for Olsten Kimberly ($66,500) and the lease signed for Combs (37,500). Approximately $46,200 was expended for tenant improvements at the Nashville office center.

Other major capital expenditures in 1995 included approximately $62,300 for access gates at the Atlanta, GA apartments, and $32,530 for floor repairs and sewer repair at the Bolingbrook, IL warehouse. At the Morristown Office Center, approximately $37,000 was spent for HVAC upgrades, a new transformer and fire sprinklers. The Farmington Hills, MI apartments spent approximately $35,000 for an irrigation system upgrade and installation of new carpets and linoleum. Approximately $38,000 in costs related to the foreclosure of the Flint property in 1994 were paid in 1995.

Projected capital expenditures for 1996 total approximately $1,811,000. Of this, approximately $1,549,000 consists of leasing commission and tenant alterations. The largest of these is $352,000 which is budgeted for the Morristown Office Center. The property expects to pay approximately $120,000 in costs associated with the Spectrum Financial expansion and projections include leasing the remaining vacancies at the property. At the Lisle, IL office building the Partnership projects leasing commissions of $324,000 resulting from efforts to renew the tenant prior to the November, 1997 expiration of its lease. In addition, tenant improvements and commissions are projected at $161,966 for the Pomona warehouse, $185,000 at the Azusa warehouse, $207,000 at the Roswell shopping center, $140,000 at the Flint office park and $66,000 at the Unit Distribution warehouses. The Partnership expects to expend another approximately $47,000 on smaller leasing commissions on other various properties. Except for the Spectrum Financial lease, all of these projected expenditures relate to prospective leases. The actual amount of such expenditures will depend on the number of new leases signed, the needs of the particular tenants and the timing of lease executions.

Other major capital projects planned for 1996 include $63,000 for fencing, entrance gates and upgrades to the exercise room at the Atlanta apartments:
$90,000 for the installation of separate water meters at the Pomona warehouse:
$35,000 for window replacements and a boiler study at Morristown; $27,000 for a landscaping upgrade, new signage and carport roof replacement at Farmington Hills and $38,000 to replace exterior entrance doors and landscaping upgrades at the Flint property. Approximately $75,000 was budgeted for smaller projects among the various properties.

The Partnership intends to exercise its option to purchase the land on which the Pomona warehouse is located for $4,000,000. The Partnership will exercise the option prior to its expiration in November, 1997.

The Partnership has entered into a commitment to sell the warehouse located in Azusa, California at an estimated sales price of $15,250,000. This transaction is expected to be consummated in April, 1996. In addition, the Partnership has entered into negotiations to sell the office park in Flint for an estimated $6,300,000 in the second quarter of 1996. The proceeds of both sales may be invested at a later date if suitable properties are identified.

(b) Results of Operations

The following is a brief discussion of a comparison of the results of operations for the three years ended December 31, 1995, 1994 and 1993.

1995 vs 1994

The Partnership's net investment income for 1995 was $14,720,271, an increase of $1,872,072 (14.6%) from net investment income for 1994 of $12,848,199. The increase was primarily the result of higher interest income from short-term investments ($1,089,471) and net income from property operations ($1,058,039) partially offset by lower interest income on mortgage loans ($105,694).

Income from property operations, including income from interest in properties, was $15,081,290 for 1995. Income from interest in properties relates to the Partnership's 50% co-investment in several warehouses (the Unit warehouses). This is an increase of $1,058,039 (7.5%) from $14,023,251 for 1994. This was due primarily to increased rent from properties (approximately $3,482,785). The increase was offset by lower income from interest in properties due to the sale for the seven Unit warehouses in October, 1994 (approximately $1,717,000), higher real estate taxes (approximately $145,000), property administrative expenses (approximately $399,000), and property operating expenses (approximately $163,000).

Rent from properties for 1995 increased by $3,482,785 (21.3%) to $19,827,044 from $16,344,259 for 1994. A large portion of this was the result of properties that were acquired during 1995. This revenue totaled approximately $1,466,000. Revenue provided by the apartments in Raleigh was $1,111,744, the office building in Nashville, $331,165 and the office building in Oakbrook Terrace, $23,587. Rental income at the Flint office park increased by approximately $662,600 in 1995. This was primarily due to the acquisition of this property through foreclosure in July, 1994. As a result, only six months of operating results are included in 1994 as compared to a full year in 1995. Increased occupancy in 1995 resulted in an additional $906,000 in rental revenue for the Azusa and Morristown buildings as well as the Partnership's two other apartment properties. Rental income at the Bolingbrook warehouse increased about $82,000 in 1995 as a result of the expiration of a free rent period granted to the tenant in the first quarter of 1994. Revenue at the Pomona warehouse was almost $221,000 higher due to increased occupancy and higher expense recoveries.

These additional revenues were partially offset by the net effect of approximately $15,000, due to lower percentage rent in 1995 from the Roswell, GA shopping center, offset by higher rental income and expense recoveries.

Income from the Unit Warehouses decreased $1,717,021 (72.9%) from $2,355,204 for 1994 to $638,183 for 1995. The Partnership sold its investments in seven of these warehouses in 1994. Of the four remaining warehouses, income increased by approximately $83,000 due to higher occupancy at one of the warehouses.

Administrative expenses on the statement of operations includes both those related to property operations and the administration of the Partnership. Property administrative expenses for 1995 were $1,575,663. This is $399,265 (33.9%) higher than the $1,176,398 for 1994. Most of the increase was the result of the inclusion of the Flint, Raleigh and Nashville properties, (almost $270,000), higher insurance premiums ($72,000) primarily at the two California properties and in increase in bad debt expense ($63,000). The increase in bad debt expense arose from the 1994 application of a security deposit to amounts owed by that tenant which reduced 1994 bad debt expense by approximately $33,000. Professional fees also increased approximately $45,000 in 1995 due to the utilization of real estate tax consultants to assist with the appeal values at several of the properties. The appeal generated significant tax savings as noted below. Advertising and promotional expenses were lower at several of the properties which offset the increased administrative expenses by about $40,000.

Property operating expenses for 1995 were $1,870,183 compared to $1,707,039 for 1994, an increase of $163,144 (9.6%). The increase was primarily due to the inclusion of approximately $217,336 in operating expenses related to the Raleigh and Nashville properties. The Flint property had an increase of $73,600 when comparing the full year 1995 to the last six months of 1994. In addition there were higher repairs and maintenance at the Farmington Hills apartments of approximately $18,500. These increases were reduced by lower expenses at the Azusa warehouse related to the painting of building exteriors in 1994
($88,500), at Pomona due to lower repairs and maintenance ($24,500), and lower repairs and maintenance, security and utilities at Roswell ($35,000).

Real estate taxes for 1995 were $1,938,090, a net increase of $145,315 (8.1%) from $1,792,775 for 1994. Approximately $244,000 of the increases was due to the inclusion of the Flint office buildings, where $101,000 of 1994 taxes were reflected in 1995 activity. The acquisition of the Raleigh apartments and the Nashville office center also contributed to this increase. At the Roswell shopping center, real estate taxes had a net increase of $31,500. These increases were offset by approximately $153,000 in decreases achieved as the result of appealing the assessed values at the Azusa, Pomona, Morristown and Farmington Hills properties. Real estate taxes at the net lease properties in Bolingbrook and Lisle also increased nearly $22,000.

There was no interest income from mortgage loans in 1995. This was due to the maturing of the Lincoln, NE loan in May 1994 and the 1994 default of the mortgagor on the Flint loan. Interest income from short-term investments increased $1,089,471 (69.3%) from $1,571,394 for 1994 to $2,660,865 for 1995.
This was the result of increased amounts invested and higher interest rates in 1995. The Partnership had retained increased cash balances in anticipation of acquiring properties in 1995.

Administrative expenses related to the Partnership totaled $219,429 for 1995. This is a reduction of $17,895 (7.5%) from $237,324 for 1994. The decrease resulted primarily from lower professional fees for 1995.

The investment management fee for 1995 was $2,341,878. This is $54,062 (2.4%) higher than the fee for 1994 of $2,287,816. The fee is computed as 1.25% of gross daily assets. During 1995, gross assets were slightly higher than the prior year due to cash flow retained by the Partnership and increased market values of the real estate investments.

Market values of invested assets: 1995 vs 1994

During 1995, the Partnership recognized an unrealized gain of $661,623 on its real estate investments. This represents 0.5% of the investments' December 31, 1994 value. The apartments experienced the largest increase, approximately $2,700,000. The warehouses increased by about $421,000. The office building properties experienced an unrealized loss of approximately $1,933,000 and the retail property, an unrealized loss of about $528,000.

The Partnership's luxury garden apartments in Raleigh had an unrealized gain of nearly $1,441,300. The property has benefited from very strong leasing demand (occupancy at December 31, 1995 was 95%) and is performing at a higher level than anticipated. The Farmington Hills and Atlanta apartments experienced unrealized gains of $626,143 (4.6% of its year-end 1994 value) and $634,165 (5.3% of its year-end 1994 value), respectively. These increases were primarily the result of higher rental rates, occupancy and tenant retention than previously projected for these properties.

The warehouses experienced an unrealized gain of about $421,000 during 1995. The Pomona property had the largest unrealized gain, $684,153 (4.2% of its year-end 1994 value). This was the result of two leases that were signed which brought the occupancy to 100%. The market values of the four Unit warehouses in which the Partnership owns a 50% interest at the end of 1995 increased $49,134 (.9% of their December 31, 1994 value).

The warehouse in Bolingbrook experienced an unrealized gain of $357,563 (5.1% of the property's December 31, 1994 value). This was due to lower estimates of operating expenditures.

The increases in the market values of these warehouses were partially offset by a decrease of $669,928 (4.3% of the property's December 31, 1994 value) in the market value of the Azusa warehouse. The decrease in market value was partially attributable to less optimistic assumptions of expense growth, future rental rates and leasing activity as current leases expire, based on the property's competitive position in the local market.

The office buildings experienced an unrealized loss of approximately $1,933,000. The Flint property value decreased $1,314,060 (17.1% of its December 31, 1994 value). This was caused by reduced expectations of future rental rate increases and tenant renewals due to increased competition from new construction in the Flint market. The Lisle office building decreased in value by $400,000 (3.3% of the property's December 31, 1994 value) and the Morristown property also decreased in value by $473,993 (4.8% of its December 31, 1994 value). The Lisle property's decrease in value reflects the possibility that the current tenant, R.R. Donnelley, may not remain in the building when their current lease expires in 1997. This would result in downtime while a new tenant was found and necessitate incurring additional tenant improvements and leasing commissions. It is also likely that the rental rate on any new lease would be lower than that currently paid by Donnelley. The decline in the value of the Morristown property was the result of increases in the discount rates, reflecting the soft market conditions in the local areas and the expectations that potential buyers are requiring higher returns on such investments. The decreases in value at the office buildings were partially offset by an increase of $254,871 at the Nashville building. The increase represented 3% of its acquisition cost. The rise in value reflects the expectations of continued high occupancy and the potential for higher rental rates in the future.

The Partnership's sole retail property, King's Market Shopping Center in Roswell, GA, experienced an unrealized loss of $527,726 (1.6% of its December 31, 1994 value). This was due to increased competition in the local market due to the construction of a competing shopping center which is expected to exert downward pressure on rental rates.

Property leasing activity

Occupancy at the Partnership's properties at December 31, 1995 is generally higher than at December 31, 1994. The Partnership acquired two office properties in 1995. Westpark, an office building in suburban Nashville, TN has 96,880 rentable square feet. At December 31, 1995 the property was 98.6% leased. There is one lease expiring in 1996 for 6,257 square feet. We expect to renew this tenant in that space. The Partnership is actively marketing the available vacancy of 1,350 square feet. Oakbrook Terrace is located in Oakbrook, Illinois. The property is 99.5% leased and there are no expirations in 1996.

Occupancy at Pomona increased from 83% at December 31, 1994 to 100% at the end of 1995. During the second quarter of 1995, two leases were signed which brought occupancy to 100%. Pac Rosa Enterprises signed a three year lease covering 33,400 square feet (6% of the property). The tenant took occupancy July 1, 1995. The second was a 55,000 square foot expansion by Ashley Furniture (10% of the property). The lease expires concurrent with their existing lease in 2003. There are two leases which expire in 1996. Inter City Products occupies 33,300 square feet (6% of the property) and their lease expires in January, however they will continue to occupy the space on a month to month basis. The Partnership does not expect them to renew and efforts are underway to market the space. Structural Composite's lease expires in November. This tenant occupies 56,450 square feet (11% of the property) and we expect them to renew although no agreement has been reached.

The Unit warehouses were 100% occupied at December 31, 1995 compared to 92% at the end of December, 1994. The Biaggi Brothers signed a two year lease covering 90,000 square feet at one of the Unit warehouses (18% of the four buildings) effective February 1, 1995. This brought the occupancy at the four buildings to 100%. Associated Unit Companies renewed their lease for two years at a rental rate approximately 10% greater than that on the expiring lease. The lease covers 102,000 square feet (20% of the four Unit warehouses). The Unit warehouses have two leases expiring in 1996 covering 198,240 square feet. The Partnership is currently in negotiations with Angelo Brothers to exercise their option to renew the lease in their current space of 84,000 square feet (17% of the four warehouses). The Partnership expects this tenant to renew the lease prior to its expiration in April, 1996. GATX's lease expires in May, 1996. Presently, they occupy 114,240 square feet. The Partnership is discussing renewal terms with this tenant, but we do not believe they will renew. Management is marketing the space to others and does not expect a significant down time to re-lease the space.

The warehouse in Bolingbrook continues to be fully occupied by Gillette under a lease expiring in 2000.

The Morristown office building was 94.8% occupied at December 31, 1995 a slight increase of 2% from December, 1994. During 1995, Kodak renewed its lease covering 6,600 square feet (8% of the property). The new lease expires on February 28, 2003. During the fourth quarter of 1994, a 2,100 square foot expansion was executed with Smith Barney, effective January 16, 1995. The lease expires in 1997. Chase Home Mortgage's lease expired on December 31, 1995. Their lease was extended through March 31, 1996. The Partnership does not expect them to renew their lease. Mutual of Omaha's lease expires in March, 1996. They currently occupy 5,769 square feet (7% of the property). Discussions are being held with this tenant and we do not expect them to renew their lease in 1996. Spectrum signed a new lease and moved into a larger space that will increase their square footage from 2,350 to 3,765 or 4% of the property. The Partnership is also discussing expansions with other tenants in the property and actively marketing the available space. No other leases are scheduled to expire in 1996.

The office building in Lisle continues to be fully leased to R.R. Donnelley under a lease expiring in September 1997. The lease contains two five-year renewal options. Discussions are being held with this tenant in an attempt to secure an early renewal. The tenant is also evaluating alternatives at other properties.

King's Market Shopping Center in Roswell, GA was 99% leased at December 31, 1995 as it was at the end of 1994. Two new tenants signed leases totaling 5,450 square feet (2% of the center) in 1995. Roswell Pet Supply renewed their lease in the fourth quarter of 1995 for 4,100 square feet (2%) of the center. Four tenant's totaling 7,864 square feet (5% of the property) expire in 1996. Two tenants occupying 2,882 square feet (1% of the property) are expected to renew. The Partnership is discussing potential renewal terms with the current tenants. The Men's Wearhouse (3,982 square feet or 2% of the property) is expected to vacate at the expiration of its lease in May, 1996. Kid's Mart vacated in January, 1996 and will not be renewing. Parties Galore vacated in December, 1995. They had occupied 6,100 square feet (2% of the property). The Partnership is marketing these spaces and expects to lease them in 1996. Leases covering the major tenants at the shopping center, Home Depot, CompUSA and A&P, are not scheduled to expire until after 2003. Marshalls, Inc. was acquired by TJX Companies, Inc., in 1995. Marshalls' lease covers 25,000 square feet (8.4% of the property), and expires on January 31, 1999. There is some uncertainty regarding their continued tenancy, and TJX Companies, Inc., is currently evaluating the Marshalls' locations to determine how these stores will fit into their future strategy.

As of December 31, 1995, the Partnership's residential properties located in Atlanta, GA and Farmington Hills, MI were 97% and 98% leased, respectively. Occupancy ranged from 96% to 98% during 1995. At December 31, 1994, these properties were 98% leased. The luxury garden apartments in Raleigh, NC were acquired in June, 1995. This property was approximately 95% leased at December 31, 1995. Market rental rates are expected to increase slightly in 1996 in the residential markets in which the Partnership's apartments are located. Occupancy at these properties are expected to remain strong over the upcoming year.

1994 vs 1993

The Partnership's net investment income for 1994 was $12,848,199, an increase of $193,568 (1.5%) from the net investment income for 1993 of $12,654,631. The increase was primarily the result of higher interest income from short-term investments ($827,470) and income from property operations ($270,620) partially offset by lower interest income on mortgage loans ($917,598).

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

Rental income at the Morristown office building increased by approximately $139,000 in 1994 due to a retroactive rent adjustment for Midlantic Bank and scheduled rest step-ups and the ending of free rent periods for various tenants.

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

Income from interest in properties relates to the Partnership's 50% co-investment in several warehouses (the Unit warehouses). Income from this source decreased $546,273 (18.8%) from $2,901,477 for 1993 to $2,355,204 for
1994. The Partnership sold its investments in two of these warehouses in 1993 and seven warehouses in 1994. This resulted in a reduction of income of approximately $476,000 in 1994. Lower occupancy at one of the remaining warehouses also reduced income by approximately $75,000.

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

MARKET VALUES OF INVESTED ASSETS:  1994 vs 1993

During 1994, the Partnership recognized an unrealized gain of $2,576,828 on its real estate investments. Of this, $1,502,226 represents the decreases in the market values of the Unit warehouses sold in October 1994, which had already been reported as unrealized losses in prior years. With the sale of the properties, these unrealized losses were reclassified as unrealized gains on the statement of operations. These unrealized gains revert the property value back to its historical cost, which is used to calculate the $1,237,000 realized loss described above. The remaining $1,074,602 is the result of increases in the current values of the investments owned by the Partnership at the end of 1994. This represents 0.8% of the investments' December 31, 1993 value.

The office buildings experienced the largest increase, approximately $1,145,000. The apartments increased by about $945,000. The warehouses experienced an unrealized loss of approximately $184,000 and the retail property, an unrealized loss of about $832,000.

The office property acquired through the foreclosure of the Flint mortgage loan experienced the largest increase in current value, $2,423,739 (42.6% of the investment's December 31, 1993 value). After foreclosure, the Partnership reviewed detailed operating information on the property. Based on current market condition and property performance, an appraisal resulted in an increase in the estimated market value.

This increase in value was partially offset by decreases in the values of the Lisle office building of $1,200,000 (9% of the property's December 31, 1993 value) and the Morristown property of $78,321 (0.8% of its December 31, 1993 value). The former was caused by reduced expectations that the current tenant, R.R. Donnelley, will remain in the building when their current release expires in 1997. This would result in downtime while a new tenant was found and necessitate incurring additional tenant improvements and leasing commissions. It is also likely that the rental rate on any new lease would be lower than that currently paid by Donnelley. The decline in the value of the Morristown property was the result of projected increases in tenant improvements and leasing commissions which will be necessary to lease the remaining vacant space.

The Partnership's apartment complexes in Atlanta had an unrealized gain of $671,245 (6.0% of the property's December 31, 1993 value) while the Farmington hills apartments experienced an increase of $274,134 (2.1% of its year-end 1993 value). These increases were primarily the result of higher rental rates, occupancy and tenant retention than previously projected for these properties.

The Partnership's sole retail property, King's Market Shopping Center in Roswell, GA, experienced an unrealized loss of $832,405 (2.5% of its December 31, 1993 value). This was due to capital expenditures at the property during 1994 which did not result in a corresponding increase in the shopping center's value and reduced expectations concerning future rental rates when current leases expire.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PRUDENTIAL

                           DIRECTORS OF THE PRUDENTIAL


FRANKLIN  E. AGNEW, Director since 1994 (current term expires April, 2000).
Member, Finance Committee; Member, Committee on Dividends.   Business Consultant
since 1987. Mr. Agnew is also a director of Bausch & Lomb and John Wiley & Sons Inc. Age 61.

FREDERICK K. BECKER, Director since 1994 (current term expires April, 1999). Member, Auditing Committee; Member, Committee on Business Ethics. President, Wilentz, Goldman and Spitzer (law firm) since 1989. Age 60.

WILLIAM  W.  BOESCHENSTEIN, Director since 1982 (current term expires April,
1997).  Chairman, Executive Committee; Member, Auditing Committee.    Retired
since 1990.   Mr. Boeschenstein is also a director of FMC Corporation.  Age 70.

LISLE C. CARTER, JR., Director since 1987 (current term expires April, 1997). Chairman, Committee on Nominations; Member, Executive Committee; Member,
Finance Committee.    Retired since 1991.  Senior Vice President and General
Counsel, United Way of America from 1988 to 1991.  Age 70.

JAMES G. CULLEN, Director since 1994 (current term expires April, 2001).
Member, Compensation Committee; Member, Committee on Business Ethics.
President, Bell Atlantic Corporation since 1993. President New Jersey Bell from 1989-1993. Mr. Cullen is also a director of First Fidelity Bancorporation and Johnson & Johnson. Age 53.

CAROLYNE K. DAVIS, Director since 1989 (current term expires April, 1997). Member, Compensation Committee; Member, Finance Committee; Member, Committee on Business Ethics. Health Care Advisor, Ernst & Young since 1985. Dr. Davis is also a director of Merck & Co. Inc., Beckman Instruments, Inc., Pharmaceutical Marketing Services, Inc. and Science Applications International Corp. Age 64.

ROGER A. ENRICO, Director since 1994 (current term expires April, 1998). Member, Committee on Nominations; Member, Compensation Committee. Vice Chairman, Pepsi Co. Inc. since 1993. Chairman and CEO, Pepsi Co. Worldwide Food, from 1991 to 1993. President and CEO Pepsi Co. Worldwide Beverage from 1986-1991. Mr. Enrico is also a director of Dayton Hudson Corp., PepsiCo Inc., and A.H. Bello Corp. Age 51.

ALLAN D. GILMOUR, Director since 1995 (current term expires April, 1999). Member, Finance Committee; Former Vice Chairman, Ford Motor Company. Mr. Gilmour is also a director of Whirlpool Corporation, U.S. West Inc., and The Dow Chemical Company. Age 61

WILLIAM H. GRAY III, Director since 1991 (current term expires April, 1996). Member, Finance Committee; Member, Committee on Nominations. President and Chief Executive Officer, United Negro College Fund, Inc. since 1991. Appointed special advisor to Haiti by President Bill Clinton, May 1994. Mr. Gray served in Congress from 1979 to 1991. Mr. Gray is also a director of Warner-Lambert Co., Chase Manhattan Corp., Municipal Bond Investors Assurance Corp., Westinghouse Electric Corp., Union Pacific Corp, Lotus Development Corp. and Rockwell International Corp. Age 54.

JON F. HANSON, Director since 1991 (current term expires April, 1997). Member, Committee on Dividends; Member, Finance Committee. Chairman, Hampshire Management Company since 1976. Mr. Hanson is also a director of United Water Resources. Age 59.

CONSTANCE J. HORNER, Director since 1994 (current term expires April, 1998). Member, Committee on Nominations; Member, Auditing Committee. Guest Scholar, The Brookings Institution since 1993. Assistant to the President and Director of Presidential Personnel, U.S. Government, 1991-1992. Deputy Secretary, Department of Health and Human Services from 1989 to 1991. Ms. Horner is also a director of Pfizer, Inc and Ingersoll-Rand Company. Age 54.

ALLEN F. JACOBSON, Director since 1992 (current term expires April, 1998). Member, Auditing Committee; Member, Compensation Committee. Retired since 1991. Chairman of the Board and Chief Executive Officer, Minnesota Mining & Manufacturing Co. from 1986 to 1991. Mr. Jacobson is also a director of Abott Laboratories, Deluxe Corp., Northern States Power Co., Silicon Graphics, Inc., Valmont Industries, 3M, Mobil Corporation, U.S. West, Inc., Sara Lee Corporation and Potlatch Corporation. Age 69.

GARNETT L. KEITH, JR., Director since 1984 (current term expires April, 1999). Vice Chairman of Prudential since 1984. Mr Keith is also a director of Super Valu Stores, Inc., AEA Investors, Inc., and Pan-Holding, Societe Anonyme. Age 60.

BURTON G. MALKIEL, Director since 1978 (current term expires April, 1998). Chairman, Finance Committee; Member, Committee on Nominations; Member, Executive Committee. Chemical Bank Chairman's Professor of Economics, Princeton University, since 1988. Dr. Malkiel is also a director of The Jeffrey Co., Vanguard Group, Inc., Amdahl Corp., Baker Fentress & Co. and Southern New England Telecommunications Co. Age 63.

JOHN R. OPEL, Director since 1984 (current term expires April, 1996). Chairman, Committee on Dividends; Member, Compensation Committee; Member, Executive Committee; Member, Finance Committee. Retired Chairman, International Business Machines Corporation since 1986; Chairman of the Executive Committee, IBM, from 1986 to 1993. Mr. Opel is also a director of AEA Investors, Inc. Age 71.

ARTHUR F. RYAN, Chairman of the Board, President and Chief Executive Officer of Prudential since 1994. President and Chief Operating Officer, Chase Manhattan Corp. from 1990 to 1994, with Chase since 1972.
Age 53.

CHARLES R. SITTER, Director since 1995 (current term expires April, 1999). Member, Committee on Dividends. President and Director of Exxon Corporation since 1993. Age 65.

DONALD L. STAHELI, Director since 1995 (current term expires April, 1999). Member, Compensation Committee. Chairman and Chief Executive Officer of Continental Grain Company since 1994. Prior to 1994, Mr. Staheli was Chairman of Continental Grain Company. Age 64.

RICHARD M. THOMSON, Director since 1976 (current term expires April, 1996). Chairman, Compensation Committee; Member, Committee on Nominations; Member, Executive Committee. Chairman of the Board and Chief Executive Officer, The Toronto-Dominion Bank since 1978. Mr. Thomson is also a director of National Retail Credit Services Limited, Inc., Eaton's of Canada, Ltd., INCO, Ltd., The Thomson Corp., S.C. Johnson and Son, Inc., TEC Leaseholds Limited, Thomglen Corporation, and The Toronto-Dominion Bank. Age 62.

P. ROY VAGELOS, M.D., Director since 1989 (current term expires April, 1997). Chairman, Auditing Committee; Member, Committee on Dividends; Member, Executive Committee. Chairman, Regeneron Pharmaceuticals since 1995. Chairman, President and Chief Executive Officer, Merck & Co., Inc. from 1986 to 1994. Dr. Vagelos is also a director of Pepsi Co., Inc., Regeneron Pharmaceuticals, McDonnell Douglas Corporation, and Estee Lauder Companies. Age 66.

STANLEY C. VAN NESS, Director since 1990 (current term expires April, 1996). Chairman, Committee on Business Ethics; Member, Auditing Committee; Member, Executive Committee. Attorney, Picco Mack Herbert Kennedy Jaffe Perella and
Yoskin (law firm) since 1990.   Mr. Van Ness is also a director of Jersey
Central Power

& Light Company.  Age 62.

PAUL A. VOLCKER, Director since 1988 (current term expires April, 1996). Member, Committee on Dividends; Member, Committee on Nominations. Chief Executive Officer, James D. Wolfensohn, Inc. Since 1995. Chairman, James D. Wolfensohn, Inc. since 1988. Chairman, J. Rothschild, Wolfensohn & Co. since 1992. Mr. Volcker is also a director of Fuji-Wolfensohn International, Nestle, S.A., American Stock Exchange, Municipal Bond Investors Assurance Corporation,
J. Rothschild/Wolfensohn and Company, and UAL Corporation.  Age 68.

JOSEPH H. WILLIAMS, Director since 1994 (current term expires April, 1998). Member, Committee on Dividends; Member, Auditing Committee. Chairman of the Board, The Williams Companies since 1994. Chairman and Chief Executive Officer, The Williams Companies 1979-1993. Mr. Williams is also a director of Flint Industries, The Orvis Company, and The Williams Companies, Inc. Age 62.

                      EXECUTIVE  OFFICERS OF THE PRUDENTIAL



ARTHUR F. RYAN, Chairman, Chief Executive Officer, and President since 1994; 1990-1994, President and Chief Operating Officer, Chase Manhattan Corp. Age 53

GARNETT  L. KEITH, JR., Vice Chairman since 1984.  Age 60.

E. MICHAEL CAULFIELD, Chief Executive Officer, Money Management Group since 1995; 1992-1995, Senior Vice President; 1989-1992, Managing Director. Age 49.

MARK B. GRIER, Executive Vice President and CFO, Individual Insurance Group since 1995; 1995-1984, Executive Vice President, Chase Manhattan Bank. Age 43

EUGENE B. HEIMBERG, President and Chief Investment Officer, Prudential Investment Company since 1995; Senior Vice President since 1987. Age 62.

WILLIAM P. LINK, President and Chief Executive Officer, Prudential Health Care Group since 1995; 1990-1995, Executive Vice President, Prudential. Age 48.

JOHN V. SCICUTELLA, Operations and Systems Executive Officer since 1995; 1970-1995, Executive Vice President, The Chase Manhattan Bank. Age 46.

ERIC A. SIMONSON, President, Private Asset Management Group since 1995; 1992-1994, President, Prudential Investment Advisory Company, Ltd.; 1990-1992, Chairman, Prudential Capital Corporation. Age 50.

WILLIAM F. YELVERTON, Chief Executive Officer, Individual Insurance Group since 1995; 1990-1995, Chief Executive Officer, New York Life Worldwide. Age 54.

MARTIN A. BERKOWITZ, Senior Vice President and Comptroller since 1995; 1991-1995, Senior Vice President and CFO, Prudential Investment Company. Age 47.

WILLIAM  M. BETHKE, President, Capital Markets Group since 1995; Senior Vice
President since 1986.   Age 48.

STEPHEN R. BRASWELL, Senior Vice President and Chief Ethics Officer, Enterprise Ethics Office since 1995; Senior Vice President since 1983. Age 56.

ROBERT M. CHMELY, President, Guaranteed Products and Retirement Administration
since 1995; Senior Vice President since 1988.   Age 60.

WILLIAM D. FRIEL, Senior Vice President and Chief Information Officer since 1995; 1993-1995, Senior Vice President; 1988-1992, Vice-President. Age 56.

JAMES R. GILLEN, Senior Vice President and General Counsel since 1984. Age 58.

BRUCE J. GOODMAN, Chief Executive Officer, Prudential Service Company since 1995; 1993-1995, Senior Vice President; 1992-1993, Senior Vice President, Metropolitan Life; 1977-1991, Vice President, Metropolitan Life. Age 54.

SAMUEL H. HAVENS, President, Prudential Health Care since 1995; 1989-1995, Senior Vice President.
Age 52.

IRA J. KLEINMAN, Chief Marketing and Product Development Officer, Individual Insurance Group since 1995; 1992-1995, Senior Vice President; 1978-1992, Vice President. Age 48.

DONALD C. MANN, Senior Vice President, Human Resources since 1995; 1990-1995, Senior Vive President. Age 53.

PRISCILLA A. MYERS, Senior Vice President and Auditor since 1995; 1989-1995, Vice President and Auditor, Prudential. Age 46.

RICHARD O. PAINTER, President, Prudential Insurance & Financial Services since 1995; 1989-1995, Senior Vice President, New York Life Insurance Company Age 47.

I. EDWARD PRICE, Senior Vice President and Actuary, Individual Insurance Group since 1995; 1993-1995, Senior Vice President; 1990-1993, Senior Vice President and Company Actuary. Age 53.

KIYOFUMI SAKAGUCHI, President, Prudential International Insurance since 1995; 1994-1995, Chairman and CEO, Prudential Life Insurance Ltd., Japan; 1991-1994,
President and CEO, Prudential International   Insurance.  Age 52.

GREGORY W. SCOTT, Chief Financial Officer, Prudential Health Care Group since 1995; 1993-1995, Executive Vice President and CFO, Prudential Securities Inc. Age 42.

SUSAN L. BLOUNT, Vice President and Secretary since 1995; 1989-1995, Assistant General Counsel, PRSC. Age 38.

C. EDWARD CHAPLIN, Vice President and Treasurer since 1995; 1983-1995, Vice President and Assistant Treasurer. Age 39.



ITEM 11.  EXECUTIVE COMPENSATION

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an investment management agreement, the Partnership has retained The Prudential to act as investment manager of the Partnership. The Prudential charges the Partnership a daily investment management fee which is equal to an effective annual rate of 1.25% of the average daily total asset valuation of the Partnership. The amount incurred by the Partnership for the year ended December 31, 1995 was $2,341,878.

The Partnership reimburses The Prudential for certain administrative services rendered by The Prudential. The amount incurred by the Partnership for the year ended December 31, 1995 was $219,429.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The total cost of the Partnership's interest is $6,133,157. The remaining 50% interest is owned by The Prudential and one of its subsidiaries.

The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of The Prudential, to provide property management services at the Unit warehouses, through August 1995 at the Bolingbrook, IL warehouse, through October 1994 at the Atlanta, GA, Desoto, TX, Fort Worth, TX, Shreveport, LA, Bedford Park, IL, and Normal, IL warehouses, and through August 1993 at the Pomona and Azuza warehouses. The property management fees earned by PREMISYS during 1995 were $31,360.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          See the Index to Financial Statements and Supplementary Data on pages F-1 and F-2.

     2.   Financial Statement Schedules

          The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K:

               III. Real Estate Owned: Properties
               III. Real Estate Owned: Interest in Properties

          See the Index to Financial Statements and Supplementary Data on pages F-1 and F-2.

     3.   Documents Incorporated by Reference

          See the following list of exhibits.

     4.   Exhibits

          See the following list of exhibits.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the year of 1995..

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

     11.  Not applicable.

     12.  Not applicable.

     13.  None.

     18.  None.

     21.  Not applicable.

     22.  Not applicable.

     23.  None.

     24. Powers of Attorney: F. Agnew, F. Becker, W. Boeschenstein, L. Carter, Jr., J. Cullen, C. Davis, R. Enrico, A. Gilmour, W. Gray, III, J. Hanson, C. Horner, A. Jacobson, G. Keith, Jr., B. Malkiel, J. Opel, A. Ryan, C. Sitter, D. Staheli, R. Thomson, P. Vagelos, S. Van Ness, P. Volcker, and J. Williams, filed as Exhibit 9 to Post-Effective Amendment No. 15 to Form S-6, Registration Statement No. 33-20000, filed May 1, 1995, and incorporated herein by reference.

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


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  in respect of
             The Prudential Variable Contract Real Property Account
             ------------------------------------------------------
                                  (Registrant)





Date:   March 19, 1996                  By: /s/  Esther H. Milnes
      -----------------                     ------------------------
                                                 Esther H. Milnes
                                                 Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
- ---------                     -----                         ----

*                             Chairman of the Board and     March 18, 1996
 ------------------------     Chief Executive Officer
Arthur F. Ryan

/s/ Stephen P. Tooley         Chief Accounting Officer      March 18, 1996
- -------------------------
Stephen P. Tooley

*                             Director                      March 18, 1996
 ------------------------
Franklin E. Agnew

*                             Director                      March 18, 1996
 ------------------------
Frederic K. Becker


                              By:  *  /s/ Thomas J. Loftus
                                     ---------------------
                              Thomas J. Loftus
                              (Attorney-in-Fact)

Signature                     Title                         Date
- ---------                     -----                         ----


*                             Director                      March 18, 1996
 ------------------------
William W. Boeschenstein

*                             Director                      March 18, 1996
 ------------------------
Lisle C. Carter, Jr.

*                             Director                      March 18, 1996
 ------------------------
James G. Cullen

*                             Director                      March 18, 1996
 ------------------------
Carolyne K. Davis

*                             Director                      March 18, 1996
 ------------------------
Roger A. Enrico

*                             Director                      March 18, 1996
 ------------------------
Allan D. Gilmour

*                             Director                      March 18, 1996
 ------------------------
William H. Gray, III

*                             Director                      March 18, 1996
 ------------------------
Jon F. Hanson

*                             Director                      March 18, 1996
 ------------------------
Constance J. Horner

*                             Director                      March 18, 1996
 ------------------------
Allen F. Jacobson

*                             Director                      March 18, 1996
 ------------------------
Garnett L. Keith, Jr.

*                             Director                      March 18, 1996
 ------------------------
Burton J. Malkiel


                              By:  *  /s/ Thomas J. Loftus
                                     ---------------------
                              Thomas J. Loftus
                              (Attorney-in-Fact)

Signature                     Title                         Date
- ---------                     -----                         ----

*                             Director                      March 18, 1996
 ------------------------
John R. Opel

*                             Director                      March 18, 1996
 ------------------------
Charles R. Sitter

*                             Director                      March 18, 1996
 ------------------------
Donald L. Staheli

*                             Director                      March 18, 1996
 ------------------------
Richard M. Thomson

*                             Director                      March 18, 1996
 ------------------------
P. Roy Vagelos, M.D.

*                             Director                      March 18, 1996
 ------------------------
Stanley C. Van Ness

*                             Director                      March 18, 1996
 ------------------------
Paul A. Volcker

*                             Director                      March 18, 1996
 ------------------------
Joseph H. Williams


                              By:  *  /s/ Thomas J. Loftus
                                     ---------------------
                              Thomas J. Loftus
                              (Attorney-in-Fact)

                        THE PRUDENTIAL VARIABLE  CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (Registrant)

                                      INDEX

                                                                            Page
                                                                            ----

A.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

     Independent Auditors' Report                                           F-3

     Financial Statements:

          Statements of Net Assets - December 31, 1995 and 1994             F-4

          Statements of Operations - Years Ended December 31, 1995,
           1994 and 1993                                                    F-4

          Statements of Changes in Net Assets - Years Ended
           December 31, 1995, 1994 and 1993                                 F-5

          Notes to Financial Statements                                     F-6

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

     Independent Auditors' Report                                           F-8

     1.   Financial Statements:

          Statements of Assets and Liabilities - December 31, 1995
           and 1994                                                         F-9

          Statements of Operations - Years Ended December 31, 1995,
           1994 and 1993                                                   F-10

          Statements of Changes in Net Assets - Years Ended
           December 31, 1995, 1994 and 1993                                F-11

          Statements of Cash Flows - Years Ended December 31, 1995,
           1994 and 1993                                                   F-12

          Schedule of Investments - December 31, 1995 and 1994             F-13

          Notes to Financial Statements                                    F-16

                        THE PRUDENTIAL VARIABLE  CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (Registrant)

                                      INDEX


                                                                            Page
                                                                            ----

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP (continued)

     2.   Financial Statement Schedules:

          III  - Real Estate Owned: Properties                             F-21

          III  - Real Estate Owned: Interest in Properties                 F-22


All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                       [Deloitte & Touche LLP letterhead]

INDEPENDENT AUDITORS' REPORT

To the Contract Owners of The Prudential
 Variable Contract Real Property Account
Newark, New Jersey

We have audited the accompanying statements of net assets of The Prudential Variable Contract Real Property Account ("Real Property Account") as of December 31, 1995 and 1994, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Real Property Account's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Account as of December 31, 1995 and 1994, and the results of its operations and the changes in net assets for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Investment in shares of The Prudential Variable Contract Real Property Partnership is stated at current value at December 31, 1995 and 1994, as discussed in Note 1 to the financial statements. Determination of current value involves subjective judgment because the actual market value of such shares can be determined only by negotiation between the parties in a sales transaction.

/s/ Deloitte & Touche LLP

March 1, 1996

                             FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                            STATEMENTS OF NET ASSETS

                                                                                            December 31,
                                                                                    --------------------------
                                                                                       1995           1994
                                                                                    -----------    -----------

Investment in shares of The Prudential Variable Contract
  Real Property Partnership                                                         $86,101,883    $79,136,103
                                                                                    -----------    -----------
                                                                                    -----------    -----------

NET ASSETS, representing:
Equity of Contract owners                                                           $56,252,299    $51,545,161
Equity of The Prudential Insurance Company of America                                29,849,584     27,590,942
                                                                                    -----------    -----------
                                                                                    $86,101,883    $79,136,103
                                                                                    -----------    -----------
                                                                                    -----------    -----------




                            STATEMENTS OF OPERATIONS


                                                                                             Year Ended December 31,
                                                                                    -----------------------------------------
                                                                                       1995           1994           1993
                                                                                    -----------    -----------    -----------

INVESTMENT INCOME:

Net Investment Income from Partnership Operations                                   $ 6,651,513    $ 5,659,786    $ 5,289,403

EXPENSES:
Asset Based Charges to Contract owners (Note 3)                                         450,662        407,310        382,567
                                                                                    -----------    -----------    -----------

NET INVESTMENT INCOME                                                                 6,200,851      5,252,476      4,906,836
                                                                                    -----------    -----------    -----------

NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS
  Net realized loss on investments sold (Note 6)                                              0       (545,083)    (1,029,669)
  Net unrealized gain on investments                                                    314,267      1,179,744         93,915
                                                                                    -----------    -----------    -----------

NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS IN PARTNERSHIP                                               314,267        634,661       (935,754)
                                                                                    -----------    -----------    -----------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                                           $ 6,515,118    $ 5,887,137    $ 3,971,082
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------



           SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-6 THROUGH F-7.

                             FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                       STATEMENTS OF CHANGES IN NET ASSETS


                                                                                             Year Ended December 31,
                                                                                    -----------------------------------------
                                                                                       1995           1994           1993
                                                                                    -----------    -----------    -----------

OPERATIONS:

Net investment income                                                               $ 6,200,851    $ 5,252,476    $ 4,906,836

Net Realized and Unrealized
Gain/(Loss) on Investments in Partnership                                               314,267        634,661       (935,754)
                                                                                    -----------    -----------    -----------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                                             6,515,118      5,887,137      3,971,082
                                                                                    -----------    -----------    -----------


CAPITAL TRANSACTIONS:

Net Contributions by Contract owners                                                    588,074      1,195,248          3,927

Net (Withdrawals)/Contributions by The Prudential
  Insurance Company of America                                                         (137,412)    (3,787,938)       378,640
                                                                                    -----------    -----------    -----------

NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                                     450,662     (2,592,690)       382,567
                                                                                    -----------    -----------    -----------


TOTAL INCREASE IN NET ASSETS                                                        $ 6,965,780    $ 3,294,447    $ 4,353,649


NET ASSETS:
Beginning of year                                                                   $79,136,103    $75,841,656    $71,488,007
                                                                                    -----------    -----------    -----------
End of year                                                                         $86,101,883    $79,136,103    $75,841,656
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------


           SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-6 THROUGH F-7.

                      NOTES TO THE FINANCIAL STATEMENTS OF
            THE PRUDENTIAL VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                For Years Ended December 31, 1995, 1994 and 1993



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


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   BASIS OF ACCOUNTING

          The financial statements are prepared on a current value basis due to the fact that the unit values under Contracts participating in the Partnership are determined using the current value basis of investments (see General Note to the Partnership financials).

          B.   INVESTMENT IN PARTNERSHIP INTEREST

          The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's current value, as discussed in Note 1 to the Partnership's financial statements. At December 31, 1995 and 1994 the Real Property Account's interest in the Partnership, based on current value equity was 45.4% or 5,465,515 shares and 44.6% or 5,465,515 shares, respectively.

          C.   INCOME RECOGNITION

          The Real Property Account recognizes its proportionate share of the Partnership's net investment income on a daily basis, as consistent with the Partnership Agreement. The Net Gain/Loss on Investment in Partnership reflected on the Statements of Operations represents the Real Property Account's proportionate share of the Net Gain/(Loss) on Investments recognized by the Partnership.

NOTE 3:   ASSET BASED CHARGES

Mortality risk and expense risk charges and charges for administration are applied daily against the net assets representing equity of Contract owners investing in the Real Property Account, at an effective annual rate as shown below for each of The Prudential's separate accounts investing in the Real Property Account:

- --------------------------------------------------------------------------------
          Variable Appreciable Account
          - Contracts with face amounts of less than $100,000         0.90%
          - Contracts with face amounts of $100,000 or more           0.60%
          Individual Variable Contract Account                        1.20%
- --------------------------------------------------------------------------------

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

NOTE 5:   COMMITMENT FROM PARTNER

On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of December 31, 1995 is approximately $52.2 million.

NOTE 6:   NET REALIZED LOSS ON INVESTMENT

The Net Realized Loss on Investment reflected on the Statement of Operations represents the Real Property Account's proportionate share of the loss realized by the Partnership upon the sale of certain properties. For further information, please refer to Note 8 of the Partnership's December 31, 1995 financial statements.

                       [Deloitte & Touche LLP letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners of
  The Prudential Variable Contract Real Property Partnership
Newark, New Jersey

We have audited the accompanying statements of assets and liabilities including the schedules of investments, of the Prudential Variable Contract Real Property Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 1995 (collectively referred to as the financial statements). Our audit also included the financial statement schedules listed in the index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Investments in properties and interest in properties are stated at current value at December 31, 1995 and 1994, as discussed in Note 1 to the financial statements. Determination of current value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction.

/s/ Deloitte & Touche LLP

March 1, 1996

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      STATEMENTS OF ASSETS AND LIABILITIES


                                                                                                     December 31,
                                                                                        -------------------------------------
                                                                                            1995                     1994
                                                                                        ------------             ------------

ASSETS:

Properties at current value
  (cost $191,981,608 and $154,157,068
  respectively) (Note 1)                                                                $164,695,033             $126,258,004
Interest in properties at current value
  (cost $6,133,157 and $6,108,742
  respectively) (Note 1)                                                                   5,800,000                5,726,451
Cash and cash equivalents                                                                 14,223,265               33,093,237
Marketable securities                                                                     10,532,155               15,824,199
Other assets and accounts receivable
  (net of allowance for uncollectible
  amounts of $18,896 and $128,336 respectively)                                            1,743,305                2,218,095
                                                                                        ------------             ------------

Total Assets                                                                            $196,993,758             $183,119,986
                                                                                        ------------             ------------
                                                                                        ------------             ------------

LIABILITIES AND PARTNERS' EQUITY:

Obligation under capital lease (Note 2)                                                   $3,882,421               $3,804,836
Accounts payable and accrued expenses                                                      2,142,614                  805,066
Due to affiliates (Note 5)                                                                   682,795                  624,206
Other liabilities                                                                            664,069                  645,913
                                                                                        ------------             ------------

Total liabilities                                                                          7,371,899                5,880,021
                                                                                        ------------             ------------


Partners' Equity                                                                         189,621,859              177,239,965
                                                                                        ------------             ------------

Total Liabilities and Partners' Equity                                                  $196,993,758             $183,119,986
                                                                                        ------------             ------------
                                                                                        ------------             ------------


Number of shares outstanding at end of period                                             12,036,684               12,241,034
                                                                                        ------------             ------------
                                                                                        ------------             ------------

Share Value at end of period                                                                  $15.75                   $14.48
                                                                                              ------                   ------
                                                                                              ------                   ------



          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-16 THROUGH F-20.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                                                       Year Ended December 31,
                                                                          ---------------------------------------------------
                                                                              1995                1994                1993
                                                                          -----------         -----------         -----------

INVESTMENT INCOME:

Rent from properties                                                      $19,827,044         $16,344,259         $15,810,994
Income from interest in properties                                            638,183           2,355,204           2,901,477
Interest on mortgage loans                                                          0             105,694           1,023,292
Interest from short-term investments                                        2,660,865           1,571,394             743,924
                                                                          -----------         -----------         -----------
                                                                           23,126,092          20,376,551          20,479,687
                                                                          -----------         -----------         -----------

EXPENSES:

Investment management fee (Note 5)                                          2,341,878           2,287,816           2,269,206
Real estate tax expense                                                     1,938,090           1,792,775           1,986,246
Administrative expenses                                                     1,795,092           1,413,722           1,609,292
Operating expenses                                                          1,870,183           1,707,039           1,639,828
Interest expense                                                              460,578             327,000             320,484
                                                                          -----------         -----------         -----------
                                                                            8,405,821           7,528,352           7,825,056
                                                                          -----------         -----------         -----------

NET INVESTMENT INCOME                                                      14,720,271          12,848,199          12,654,631
                                                                          -----------         -----------         -----------


NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS:

Net realized loss
  on investments  (Note 8)                                                          0          (1,237,385)         (2,463,431)
Net unrealized gain
  on investments                                                              661,623           2,576,828             223,714
                                                                          -----------         -----------         -----------

NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS                                                  661,623           1,339,443          (2,239,717)
                                                                          -----------         -----------         -----------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                               $15,381,894         $14,187,642         $10,414,914
                                                                          -----------         -----------         -----------
                                                                          -----------         -----------         -----------



          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-16 THROUGH F-20.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF CHANGES IN NET ASSETS


                                                                                       Year Ended December 31,
                                                                          ---------------------------------------------------
                                                                             1995                1994                1993
                                                                         ------------        ------------        ------------

OPERATIONS:

Net Investment Income                                                    $ 14,720,271        $ 12,848,199        $ 12,654,631
Net Realized and Unrealized
  Gain/(Loss) on Investments                                                  661,623           1,339,443          (2,239,717)
                                                                         ------------        ------------        ------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                                  15,381,894          14,187,642          10,414,914
                                                                         ------------        ------------        ------------


CAPITAL TRANSACTIONS:

Withdrawals by partners
  ( 204,350, 790,390,  and 1,157,814
  shares respectively)                                                     (3,000,000)        (11,000,000)        (15,000,000)
                                                                         ------------        ------------        ------------

NET DECREASE IN NET ASSETS RESULTING
FROM CAPITAL TRANSACTIONS                                                  (3,000,000)        (11,000,000)        (15,000,000)
                                                                         ------------        ------------        ------------


TOTAL INCREASE/(DECREASE)
IN NET ASSETS                                                              12,381,894           3,187,642          (4,585,086)

NET ASSETS:

  Beginning of Period                                                     177,239,965         174,052,323         178,637,409
                                                                         ------------        ------------        ------------
  End of Period                                                          $189,621,859        $177,239,965        $174,052,323
                                                                         ------------        ------------        ------------
                                                                         ------------        ------------        ------------



          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-16 THROUGH F-20.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                                       Year Ended December 31,
                                                                         ----------------------------------------------------
                                                                             1995                1994                1993
                                                                         ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                     $ 15,381,894        $ 14,187,642        $ 10,414,914
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash from
  operating activities:
    Net unrealized gain on investments                                       (661,623)         (2,576,828)           (223,714)
    Net realized loss on investments                                                0           1,237,385           2,463,431
    Changes in assets and liabilities:
      Decrease/(Increase) in other assets and accounts receivable             474,790            (727,821)            115,982
      Decrease/(Increase) in marketable securities                          5,292,044         (13,845,191)         (1,979,008)
      Increase in obligation under capital lease                               77,585               6,271               5,743
      Increase in accounts payable
       and accrued expenses                                                 1,337,548              75,876              99,524
      Increase/ (Decrease) in due to affiliates                                58,589             (70,438)            (19,529)
      Increase/(Decrease) in other liabilities                                 18,156             165,049              (9,006)
                                                                         ------------        ------------        ------------

Net cash from operating activities                                         21,978,983          (1,548,055)         10,868,337
                                                                         ------------        ------------        ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties                                               (36,774,343)                  0                   0
  Capital improvements on real estate owned                                (1,050,197)         (1,161,224)         (1,044,906)
  Capital improvements on interest in properties                              (24,415)            (12,087)            (34,237)
  Principal repayments received on mortgage loans                                   0           3,947,528             202,959
  Proceeds from sale of investments                                                 0          19,014,842           4,726,705
                                                                         ------------        ------------        ------------

  Net cash from investing activities                                      (37,848,955)         21,789,059           3,850,521
                                                                         ------------        ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Withdrawals by Partners                                                  (3,000,000)        (11,000,000)        (15,000,000)
                                                                         ------------        ------------        ------------

  Net cash from financing activities                                       (3,000,000)        (11,000,000)        (15,000,000)
                                                                         ------------        ------------        ------------


Net (decrease)/increase in cash and cash equivalents                      (18,869,972)          9,241,004            (281,142)

CASH AND CASH EQUIVALENTS - Beginning of year                              33,093,237          23,852,233          24,133,375
                                                                         ------------        ------------        ------------

CASH AND CASH EQUIVALENTS - End of year                                  $ 14,223,265        $ 33,093,237        $ 23,852,233
                                                                         ------------        ------------        ------------
                                                                         ------------        ------------        ------------

SUPPLEMENTAL SCHEDULE
OF NONCASH INVESTING ACTIVITIES:
  Foreclosure on mortgage loan (Note 9)                                  $          0        $  5,276,262        $          0
                                                                         ------------        ------------        ------------
                                                                         ------------        ------------        ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                          $    376,450        $    250,000        $    250,000
                                                                         ------------        ------------        ------------
                                                                         ------------        ------------        ------------



          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-16 THROUGH F-20.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS


                                                                          DECEMBER 31, 1995             DECEMBER 31, 1994
- ------------------------------------------------------------------------------------------------------------------------------
INVESTMENT IN PROPERTIES (PERCENT OF NET ASSETS)                                          86.9%                         71.2%
                                                                                        Current                       Current
Location                      Description                                   Cost          Value           Cost          Value
- ------------------------------------------------------------------------------------------------------------------------------

Azusa, CA                     Warehouse                             $ 18,546,247   $ 15,083,725   $ 18,219,245   $ 15,426,651
Lisle, IL                     Office Building                         17,524,421     11,600,000     17,524,421     12,000,000
Atlanta, GA                   Garden Apartments                       15,371,495     12,600,000     15,309,193     11,903,533
Pomona, CA (a)                Warehouse                               23,205,172     17,127,292     23,115,589     16,353,556
Roswell, GA                   Retail Shopping Center                  31,688,912     32,055,216     31,605,970     32,500,000
Morristown, NJ                Office Building                         18,664,969      9,572,688     18,443,689      9,825,401
Bolingbrook, IL               Warehouse                                8,948,028      7,400,000      8,915,498      7,009,907
Farmington Hills, MI          Garden Apartments                       13,594,950     14,200,000     13,560,049     13,538,956
Flint, MI                     Office Building                          7,616,842      6,539,368      7,463,414      7,700,000
Raleigh, NC                   Garden Apartments                       15,758,699     17,200,000              0              0
Nashville, TN                 Office Building                          8,431,680      8,686,551              0              0
Oakbrook Terrace, IL          Office Complex                          12,630,193     12,630,193              0              0
                                                                    ------------   ------------   ------------   ------------
                                                                    $191,981,608   $164,695,033   $154,157,068   $126,258,004
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------


(a) Includes land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.


INVESTMENT IN INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)                               3.1%                          3.2%
                                                                                        Current                       Current
Location                      Description                                   Cost          Value           Cost          Value
- ------------------------------------------------------------------------------------------------------------------------------

Jacksonville, FL              Warehouse/Distribution                   1,317,453      1,225,000      1,304,979      1,150,000
Jacksonville, FL              Warehouse/Distribution                   1,002,448        975,000      1,002,448      1,000,000
Jacksonville, FL              Warehouse/Distribution                   1,442,894      1,300,000      1,442,894      1,375,000
Jacksonville, FL              Warehouse/Distribution                   2,370,362      2,300,000      2,358,421      2,201,451
                                                                    ------------   ------------   ------------   ------------
                                                                    $  6,133,157   $  5,800,000   $  6,108,742   $  5,726,451
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------



CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                          7.5%                         18.7%
(see pages F-14 and F-15 for detail)                                        Face        Current           Face        Current
Description                                                               Amount          Value         Amount          Value
- ------------------------------------------------------------------------------------------------------------------------------

Commercial Paper and Cash                                           $ 14,282,697   $ 14,223,265   $ 33,456,969   $ 33,093,237
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------



MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                              5.6%                          8.9%
(see pages F-14 and F-15 for detail)                                        Face        Current           Face        Current
Description                                                               Amount          Value         Amount          Value
- ------------------------------------------------------------------------------------------------------------------------------

Marketable Securities                                               $ 10,480,000   $ 10,532,155   $ 16,100,000   $ 15,824,199
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------


OTHER ASSETS                                                                              (3.1%)                        (2.0%)
(net of liabilities)                                                               $ (5,628,594)                 $ (3,661,926)
                                                                                   ------------                  ------------
                                                                                   ------------                  ------------

TOTAL NET ASSETS                                                                   $189,621,859                  $177,239,965
                                                                                   ------------                  ------------
                                                                                   ------------                  ------------


           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS


                                                                                                      DECEMBER 31, 1995
                                                                                              --------------------------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                        7.5%
                                                                                                     Face             Current
DESCRIPTION                                                                                        Amount               Value
- ------------------------------------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Morgan Stanley Group, Inc., 6.10%, January 2, 1996                                            $ 1,146,000         $ 1,146,000
Engelhard Corp., 6.25%, January 3, 1996                                                         1,038,000           1,038,000
Finova Capital Corp., 5.95%, January 4, 1996                                                      800,000             792,198
Philip Morris Companies Inc., 5.80%, January 5, 1996                                              505,000             504,430
Gannett Co. Inc., 5.85%, January 9, 1996                                                        1,700,000           1,696,409
Hanson Finance, 5.80%, January 12, 1996                                                           354,000             352,175

Riverwoods Funding Corp., 5.78%, January 12, 1996                                               1,189,000           1,183,273
Finova Capital Corp., 5.97%, January 16, 1996                                                     780,000             771,980
Smith Barney Inc., 5.79%, January 18, 1996                                                      1,628,000           1,618,836
Fleet Financial Group, 5.75%, January 30, 1996                                                  1,700,000           1,689,139
Countrywide Funding Corp., 5.82%, February 14, 1996                                             1,500,000           1,488,128
                                                                                              -----------         -----------

TOTAL COMMERCIAL PAPER                                                                         12,340,000          12,280,568


TOTAL CASH                                                                                      1,942,697           1,942,697
                                                                                              -----------         -----------

TOTAL CASH AND CASH EQUIVALENTS                                                               $14,282,697         $14,223,265
                                                                                              -----------         -----------
                                                                                              -----------         -----------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                            5.6%
                                                                                                     Face             Current
DESCRIPTION                                                                                        Amount               Value
- ------------------------------------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Associates Corp. of North America, 8.75%, February 1, 1996                                   $    410,000         $   416,810
General Motors Acceptance Corp., 8.75%, February 1, 1996                                          650,000             658,860
General Motors Acceptance Corp., 8.95%, February 5, 1996                                          350,000             356,370
General Motors Acceptance Corp., 4.75%, February 14, 1996                                         430,000             426,212
General Motors Acceptance Corp., 6.01%, February 22, 1996                                         240,000             240,057
Household Finance Corp., 5.75%, April 19, 1996                                                  2,000,000           1,996,520
Ford Motor Credit Corp., 6.24%, April 22, 1996                                                    500,000             500,658
Society National Bank Cleveland, 6.00%, April 25, 1996                                            150,000             149,295
International Lease Finance Corp., 5.00%, May 28, 1996                                          1,000,000             992,120
Transamerica Financial Corp., 8.55%, June 15, 1996                                                400,000             409,284
John Deere Capital Corp., 6.16%, July 22, 1996                                                  1,000,000           1,002,267
Sears Roebuck Acceptance Corp., 8.55%, August 1, 1996                                           1,000,000           1,039,335
Key Bank of New York, N.A., 5.43%, September 6, 1996                                            1,000,000             999,210
Bank One Columbus, 5.56%, September 12, 1996                                                    1,000,000             999,297
Associates Corp. of North America, 4.48%, October 15, 1996                                        350,000             345,860
                                                                                              -----------         -----------

Total Commercial Paper                                                                        $10,480,000         $10,532,155
                                                                                              -----------         -----------
                                                                                              -----------         -----------


           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS


                                                                                                      DECEMBER 31, 1995
                                                                                              --------------------------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                       18.7%
                                                                                                     Face             Current
DESCRIPTION                                                                                        Amount               Value
- ------------------------------------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Chemical  Bank, 6.25%, January 3, 1995                                                       $     90,000         $    90,000
Amoco Corp., 5.754%,  January 3, 1995                                                           2,104,000           2,102,656
Pacificorp, 6.125%, January 12, 1995                                                            2,000,000           1,991,867
Gateway Fuel Corp., 5.571%, January 17, 1995                                                    1,925,000           1,900,590
Norwest Financial Inc., 5.499%, January 17, 1995                                                1,660,000           1,636,007
Greyhound Financial Corp., 6.215%, January 18, 1995                                             1,944,000           1,932,987
PHH Corp Note, 5.928%, January 19, 1995                                                         2,400,000           2,388,593

Merrill Lynch & Company Inc., 6.056%, January 25, 1995                                            706,000             699,528
Associates Corp. of North Am., 5.828%, January 30, 1995                                         2,300,000           2,277,144
Duracell Inc., 6.310%, January 30, 1995                                                         2,396,000           2,373,122
Ford Motor Credit Corp., 5.841%,  February 1, 1995                                              2,300,000           2,275,997
Goldman Sachs  Group, 5 .705%, February 2, 1995                                                 1,685,000           1,654,071
Sears Roebuck  Acceptance Corp., 6.120%, February 7, 1995                                       1,000,000             988,572

Morgan Stanley Group Inc., 6.363%,  March 1, 1995                                               1,000,000             985,370
Beneficial Corp, 6.349%, March 14, 1995                                                         2,400,000           2,362,500
John Deere Capital Corp., 6.349%, March 14, 1995                                                2,400,000           2,362,500
American General Financial Corp., 6.350%, March 15, 1995                                        2,400,000           2,362,084
Toronto Dominion Holdings, 6.318%, March 15, 1995                                               2,400,000           2,362,680
                                                                                              -----------         -----------

TOTAL COMMERCIAL PAPER                                                                         33,110,000          32,746,268


TOTAL CASH                                                                                        346,969             346,969
                                                                                              -----------         -----------

TOTAL CASH AND CASH EQUIVALENTS                                                               $33,456,969         $33,093,237
                                                                                              -----------         -----------
                                                                                              -----------         -----------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                            8.9%
                                                                                                     Face             Current
DESCRIPTION                                                                                        Amount               Value
- ------------------------------------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Bankers Trust NY Corp, 5.250%, January 16, 1995                                               $ 1,400,000         $ 1,401,680
Republic National Bank of NY, 4.300%, March 8, 1995                                             1,000,000             998,546
Golden Peanut Co., 6.455%, April 5, 1995                                                        2,000,000           1,958,218
General Electric Capital Corp, 6.592%, April 18, 1995                                           2,400,000           2,348,400
PNC Bank N.A., 5.820%, April 21, 1995                                                           1,400,000           1,398,775

Nationsbank North Carolina, 5.400%, May 19, 1995                                                1,500,000           1,511,807
Corporate Receivables Corp., 6.760%, May 23, 1995                                               2,400,000           2,332,548
Province of Quebec, 6.887%, June 1, 1995                                                        2,000,000           1,937,005
Bank of America NT & SA, 6.783%, June 5, 1995                                                   2,000,000           1,937,220
                                                                                              -----------         -----------

Total Commercial Paper                                                                        $16,100,000         $15,824,199
                                                                                              -----------         -----------
                                                                                              -----------         -----------

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                  For Years Ended December 31, 1995, 1994, 1993


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

Note 1:   Summary Of Significant Accounting Policies

          A: Real Estate Owned and Interest in Properties - The Partnership's investments in real estate owned and interests in properties are initially valued at their purchase price. Thereafter, current values are based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) which are ordinarily obtained on an annual basis. The real estate valuations are reviewed internally at least every three months and adjusted if there has been any significant changes and circumstances related to the real estate since the most recent independent appraisal.

               The Chief Appraiser of the Prudential Comptroller's Department Valuation Unit (Valuation Unit) is responsible to assure that the valuation process provides independent and accurate current value estimates. In the interest of maintaining and monitoring the independence and the accuracy of the appraisal process, the Comptroller of The Prudential has appointed a third party firm to act as the Appraisal Management Firm. The Appraisal Management Firm, among other responsibilities, approves the selection and scheduling of external appraisals; develops a standard package of information to be supplied to the appraisers; reviews and provides comments on all external appraisals and a sample of internal appraisals; assists in developing policy and procedures and assists in the evaluation of the performance and competency of external appraisers. The real estate valuations are reviewed quarterly by the Valuation Unit and adjusted if there has been any significant changes related to the property since the most recent independent appraisal.

               The purpose of an appraisal is to estimate the current value of real estate as of a specific date. Current value has been defined as the most probable price for which the appraised real estate will sell in a competitive market under all conditions requisite to fair sale, with the buyer and seller each acting prudently, knowledgeably, and for self interest, and assuming that neither is under undue duress. This estimate of current value generally is a correlation of three approaches, all of which require the exercise of subjective judgement. The three approaches are: (1) current cost of reproducing real estate less deterioration and functional and economic obsolescence; (2) discounting of a series of income streams and reversion at a specified yield or by directly capitalizing a single - year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the one most heavily relied upon is the one generally recognized for the type of real estate in the market.


          B: Revenue Recognition - Rent from properties consists of all amounts earned under tenant operating leases including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Revenue from leases which provide for scheduled rent increases is recognized as billed.

          C: Cash Equivalents - The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at market value.

          D: Marketable Securities - Marketable securities are highly liquid investments with maturities of more than three months when purchased and are carried at market value.

          E: Federal Income Taxes - The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

               The bases of the Partnership's assets and liabilities for federal income tax purposes are the same as the amounts reported on the statements of assets and liabilities except for the investment in properties. The tax basis of the properties is $193,288,982 at December 31, 1995 and $148,001,027 at December 31, 1994.

          F: Basis of Accounting - The financial statements are prepared on a current value basis due to the fact that the unit values under Contracts participating in the Partnership are determined using the current value basis of investments (see General Note).

          G: Management Use of Estimates in the Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2: Obligation Under Capital Lease

The Partnership maintains an interest in a leasehold estate consisting of six one-story industrial warehouse buildings located in Pomona, California. In conjunction with this interest, the Partnership assumed assignment of a ground lease agreement which expires in November 2078, with no renewal options. The annual ground lease payments after November 1994, and for each 10 year increment thereafter, are subject to increase 50% of the increase in the Consumer Price Index during the previous period . In 1995, the annual ground lease payment
increased $126,450 to $376,450.    The ground lease contains a purchase option
exercisable from November 1994 to November 1997 at a fixed price of $4,000,000. The Partnership intends to exercise its option to purchase the Ground Lease prior to its expiration. Future minimum ground lease payments under capital lease at December 31, 1995 are as follows:

          1996                                              $  376,450
          Thereafter                                         4,062,742
                                                            ----------
          Total minimum ground lease payments                4,439,192
          Less amount representing interest                    556,771
                                                            ----------
          Present value of minimum ground lease payments    $3,882,421
                                                            ----------
                                                            ----------


Note 3: Investment In Mortgage Loans

At December 31, 1993, the Partnership had an investment in two mortgage loans with a current value totaling $9,223,791 with interest rates of 8.875% and 9%. Both loans were scheduled to mature in 1994. The Partnership received a final payment in May 1994 of $3,543,892 which satisfied the terms of the loan on the property in Lincoln, NE. On July 1, 1994, the Partnership foreclosed on the Flint, MI mortgage loan under a voluntary conveyance of the property by the mortgagor. The Partnership took title to the property at the expiration of the
redemption period on January 3, 1995.   The property is reported as investment
in property in the December 31, 1995 financial statements and is carried at its current value.


Note 4:  Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 1995 to 2009. At December 31, 1995, future minimum base rental income under non-cancelable operating leases by year, and in the aggregate are shown below. Although these are non-cancelable leases, there is no assurance that all amounts will be received.

          Year Ending
          December 31,
          ------------
                1996                                       $14,170,889
                1997                                        11,474,949
                1998                                         8,926,646
                1999                                         7,766,592
                2000                                         6,837,373
                Thereafter                                  19,199,780
                                                           -----------
                Total                                      $68,376,229
                                                           -----------
                                                           -----------


Note 5: Transactions with affiliates

Pursuant to an investment management agreement, The Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 1995, 1994 and 1993 management fees incurred by the Partnership were $2,341,878, $2,287,816, and $2,269,206, respectively.

The Partnership also reimburses The Prudential for certain administrative services rendered by The Prudential. The amounts incurred for the years ended December 31, 1995, 1994 and 1993 were $123,919; $95,015; and $119,467, respectively and are classified as administrative expenses in the statements of operations.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses) . The remaining 50% interest is owned by The Prudential and one of its subsidiaries. At December 31, 1995 , these properties had total assets of $10,316,275 and liabilities of $33,802. For the year ended December 31, 1995 the Unit warehouses had revenues of $1,601,012 and expenses of $715,797.

The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of The Prudential, to provide property management services at the Unit warehouses, through August 1995 at the Bolingbrook, IL warehouse, through October 1994 at the Atlanta, GA, Desoto, TX, Fort Worth, TX, Shreveport, LA, Bedford Park, IL, and Normal, IL warehouses, and through August 1993 at the Pomona and Azuza warehouses. The property management fees earned by PREMISYS for the years ended December 31, 1995, 1994, and 1993 were $31,360, $92,382, and $89,684, respectively.


Note 6:  Line Of Credit

The Partnership had established a $10 million annually renewable unsecured revolving line of credit with First Fidelity Bank, N.A., which could have been drawn upon as needed for potential liquidity needs. The annual cost of maintaining the line of credit was 0.1875% of the total line of credit. Since no drawdowns had occurred and management did not anticipate the need to draw upon this resource in the future, the line of credit was discontinued as of October 31, 1995.


Note 7:  Commitment from Partner

On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's then available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment for property purchases as of December 31, 1995 is approximately $52.2 million.


Note 8:  Net Realized Loss on Investments

On October 7, 1994, the Partnership sold its 50% ownership interest in the two warehouse/distribution buildings located in Atlanta, GA and the ones located in Desoto, TX; Fort Worth, TX; Shreveport, LA; Bedford Park, IL; and Normal, IL. The net proceeds on the sale were $19,014,872 resulting in a realized loss of $1,237,385.

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

Note 10: Per Share Information (For a share outstanding throughout the year.)


                                                         01/01/95       01/01/94       01/01/93       01/01/92       01/01/91
                                                            to             to             to             to             to
                                                         12/31/95       12/31/94       12/31/93       12/31/92       12/31/91

Rent from properties                                     $ 1.6387       $ 1.2754       $ 1.1659       $ 1.0727       $ 0.9899
Income from interest in properties                       $ 0.0527       $ 0.1838       $ 0.2139       $ 0.1970       $ 0.1791
Interest on mortgage loans                               $ 0.0000       $ 0.0082       $ 0.0755       $ 0.0711       $ 0.0663
Interest from short-term investments                     $ 0.2199       $ 0.1226       $ 0.0549       $ 0.0653       $ 0.1151
                                                         --------       --------       --------       --------       --------

INVESTMENT INCOME                                        $ 1.9113       $ 1.5900       $ 1.5102       $ 1.4061       $ 1.3504
                                                         --------       --------       --------       --------       --------

Investment management fee                                $ 0.1936       $ 0.1786       $ 0.1673       $ 0.1642       $ 0.1669
Real estate tax expense                                  $ 0.1602       $ 0.1399       $ 0.1465       $ 0.1488       $ 0.1168
Administrative expenses                                  $ 0.1484       $ 0.1103       $ 0.1187       $ 0.1046       $ 0.0946
Operating expenses                                       $ 0.1546       $ 0.1332       $ 0.1209       $ 0.1241       $ 0.0948
Interest expense                                         $ 0.0381       $ 0.0255       $ 0.0236       $ 0.0215       $ 0.0193
                                                         --------       --------       --------       --------       --------
EXPENSES                                                 $ 0.6949       $ 0.5875       $ 0.5770       $ 0.5632       $ 0.4924
                                                         --------       --------       --------       --------       --------

NET INVESTMENT INCOME                                    $ 1.2164       $ 1.0025       $ 0.9332       $ 0.8429       $ 0.8580
                                                         --------       --------       --------       --------       --------


Net realized loss on investments sold                    $(0.0000)      $(0.0966)      $(0.1816)      $ 0.0000       $ 0.0000
Net unrealized gain/(loss) on investments                $ 0.0581       $ 0.2169       $ 0.0152       $(1.1359)      $(0.7770)
                                                         --------       --------       --------       --------       --------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                               $ 0.0581       $ 0.1203       $(0.1664)      $(1.1359)      $(0.7770)
                                                         --------       --------       --------       --------       --------

Net increase/(decrease) in share value                   $ 1.2745       $ 1.1228       $ 0.7668       $(0.2930)      $ 0.0810

Share Value at beginning of period                       $14.4792       $13.3564       $12.5896       $12.8826       $12.8016
                                                         --------       --------       --------       --------       --------
Share Value at end of period                             $15.7537       $14.4792       $13.3564       $12.5896       $12.8826
                                                         --------       --------       --------       --------       --------

Ratio of expenses to average net assets                      4.62%          4.27%          4.44%          4.47%          3.81%

Ratio of net investment income to
average net assets                                           8.08%          7.29%          7.17%          6.69%          6.63%

Number of shares outstanding at
end of period (000's)                                      12,037         12,241         13,031         14,189         14,993


ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.
PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1G.


                                     THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                            SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                                                          DECEMBER 31, 1995
                                     ----------------------------------------------------------


                                   Initial Costs to Partnership                                   Costs
                                  ------------------------------------------------------       Capitalized
                                                                           Buildings &        Subsequent to
Description                       Encumbrances            Land            Improvements         Acquisition
- -------------------------------------------------------------------------------------------------------------

Properties:

Warehouse
Azusa, CA                             None            $ 6,638,694        $ 10,741,233          $1,166,320 (b)

Office Building
Lisle, IL                             None              1,780,000          15,743,881                 540

Garden Apartments
Atlanta, GA                           None              3,631,212          11,168,904             571,379 (e)

Warehouse
Pomona, CA                            None              3,412,636 (d)      19,091,210             701,326

Retail Shopping Center
Roswell, GA                           None              9,454,622          21,513,677             720,613

Office Building
Morristown, NJ                        None              2,868,660          12,958,451           2,837,858

Office/Warehouse
Bolingbrook, IL                       None              1,373,199           7,302,518             272,311

Garden Apartments
Farmington Hills, MI                  None              1,550,000          11,744,571             300,379

Office Park
Flint, MI                             None              1,119,512           6,343,902             153,428

Garden Apartments
Raleigh, NC                           None              1,623,146          14,135,553                   0

Office Building
Williamson County, TN                 None              1,797,000           6,588,451              46,229

Office Park
Oakbrook Terrace, IL                  None              1,313,310          11,316,883                   0
                                      ----            -----------        ------------          ----------
                                       $0             $36,561,991        $148,649,234          $6,770,383
                                      ----            -----------        ------------          ----------
                                      ----            -----------        ------------          ----------


                                                     Gross Amount at Which
                                                  Carried at Close of Period
                                       -------------------------------------------------------------------------------------------
                                                          Buildings &                                Year of               Date
Description                              Land            Improvements       Total (a)(b)(c)        Construction          Acquired
- ----------------------------------------------------------------------------------------------------------------------------------

Properties:

Warehouse
Azusa, CA                              $ 6,478,884        $ 12,067,363        $ 18,546,247             1986             Apr., 1988

Office Building
Lisle, IL                                1,780,000          15,744,421          17,524,421             1985             Sep., 1987

Garden Apartments
Atlanta, GA                              3,631,212          11,740,283          15,371,495             1987             Oct., 1987

Warehouse
Pomona, CA                               3,412,636          19,792,536          23,205,172             1984             Apr., 1988

Retail Shopping Center
Roswell, GA                              9,462,951          22,225,961          31,688,912             1988             Jan., 1989

Office Building
Morristown, NJ                           2,868,660          15,796,309          18,664,969             1981             Aug., 1988

Office/Warehouse
Bolingbrook, IL                          1,373,199           7,574,829           8,948,028             1989             Feb., 1990

Garden Apartments
Farmington Hills, MI                     1,583,320          12,011,630          13,594,950             1988             Jan., 1990

Office Park
Flint, MI                                1,119,512           6,497,330           7,616,842             1986             Jan., 1995

Garden Apartments
Raleigh, NC                              1,623,146          14,135,553          15,758,699             1995             June, 1995

Office Building
Williamson County, TN                    1,797,000           6,634,680           8,431,680             1982             Oct., 1995

Office Park
Oakbrook Terrace, IL                     1,313,310          11,316,883          12,630,193             1988             Dec., 1995
                                       -----------        ------------        ------------
                                       $36,443,830        $155,537,778        $191,981,608
                                       -----------        ------------        ------------
                                       -----------        ------------        ------------


(a) Balance at December 31, 1994,
     1993, 1992, respectively         $154,157,068        $145,532,430        $148,499,390
    Additions:
    Acquisition                         36,774,343           7,463,414                   0
    Improvements, etc.                   1,050,197           1,161,224           1,044,906
                                       -----------        ------------        ------------
    Deletions:
    Sale                                         0                   0          (4,011,866)
                                       -----------        ------------        ------------
    Balance at December 31, 1995,
     1994, 1993, respectively         $191,981,608        $154,157,068        $145,532,430
                                       -----------        ------------        ------------
                                       -----------        ------------        ------------

(b) Net of payments received from seller under guarantees of occupancy rates and operating income of $(421,663).

(c) Balance of real estate owned on a tax basis at December 31, 1995 is $193,288,982.

(d) Represents land under capital lease.

(e) Net of $1,000,000 settlement received from lawsuit.



                                     THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                      SCHEDULE III - REAL ESTATE OWNED: INTEREST IN PROPERTIES
                                                          DECEMBER 31, 1995
                                    -------------------------------------------------------------


                                   Initial Costs to Partnership
                                  ------------------------------------------------------
                                                                           Buildings &
Description                       Encumbrances            Land            Improvements
- --------------------------------------------------------------------------------------

Interest in Properties:

Warehouse/Distribution
Jacksonville, FL                      None               $231,119          $1,073,849

Warehouse/Distribution
Jacksonville, FL                      None                176,256             818,935

Warehouse/Distribution
Jacksonville, FL                      None                255,545           1,187,335

Warehouse/Distribution
Jacksonville, FL                      None                415,548           1,930,761
                                      ----             ----------          ----------
                                       $0              $1,078,468          $5,010,880
                                      ----             ----------          ----------
                                      ----             ----------          ----------

                                                             Gross Amount at Which
                                         Costs            Carried at Close of Period
                                      Capitalized     ----------------------------------------------------------------------------
                                       Subsequent to              Buildings &                           Year of            Date
Description                           Acquisition      Land      Improvements      Total (a)(b)       Construction       Acquired
- ----------------------------------------------------------------------------------------------------------------------------------

Interest in Properties:

Warehouse/Distribution
Jacksonville, FL                        $12,485       $231,119     $1,086,334       $1,317,453            1988          Jan., 1990

Warehouse/Distribution
Jacksonville, FL                          7,257        176,256        826,192        1,002,448            1986          Jan., 1990

Warehouse/Distribution
Jacksonville, FL                             14        255,545      1,187,349        1,442,894            1982          Jan., 1990

Warehouse/Distribution
Jacksonville, FL                         24,053        415,548      1,954,814        2,370,362            1979          Jan., 1990
                                     ----------   ------------   ------------       ----------
                                     $   43,809   $  1,078,468    $ 5,054,689       $6,133,157
                                     ----------   ------------    -----------       ----------
                                     ----------   ------------    -----------       ----------

(a) Balance at December 31, 1994,
     1993, 1992, respectively        $6,108,742   $ 26,348,882    $29,492,913
    Additions:
    Improvements                         24,415         12,087         34,237
    Deletions:
    Sales                                          (20,252,227)    (3,178,268)
                                     ----------   ------------    -----------

    Balance at December 31, 1995,
     1994, 1993, respectively        $6,133,157   $  6,108,742    $26,348,882
                                     ----------   ------------    -----------
                                     ----------   ------------    -----------

(b) Balance of real estate owned on a tax basis at December 31, 1995 is $6,133,157.
