Form 10-Q
period 1996-06-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1996-08-14
CIK 846581

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended June 30, 1996

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




                     751 Broad Street, Newark New Jersey 07102-2992
                  --------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

                                    (800) 445-4571
                 ---------------------------------------------------
                 (Registrant's Telephone Number, including area code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES  X   NO
                                                      ----    ----

                THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                     (Registrant)

                                        INDEX
                                        -----
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    A.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Statements of Net Assets -June 30, 1996 (Unaudited) and
         December 31, 1995                                                  3

         Statements of Operations (Unaudited) - Six and Three
         Months Ended June 30, 1996 and 1995                                3

         Statements of Changes in Net Assets -Six Months Ended
         June 30, 1996 (Unaudited) and Year Ended December 31, 1995         4

         Notes to the Financial Statements (Unaudited)                      5

    B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

         Statements of Assets and Liabilities - June 30, 1996
         (Unaudited) and December 31, 1995                                  7

         Statements of Operations (Unaudited) -Six and Three
         Months Ended June 30, 1996 and 1995                                8

         Statements of Changes in Net Assets -Six Months Ended
         June 30, 1996 (Unaudited) and Year Ended December 31, 1995         9

         Statements of Cash Flows (Unaudited) -Six Months Ended
         June 30, 1996 and 1995                                            10

         Schedule of Investments - June 30, 1996 (Unaudited) and
         December 31, 1995                                                 11

         Notes to the Financial Statements (Unaudited)                     14

Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 20

Item 2.  Changes in Securities                                             20

Item 3.  Defaults Upon Senior Securities                                   20

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 5.  Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  20

PART III - SIGNATURES                                                      21

                               FINANCIAL STATEMENTS OF
                THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                               STATEMENTS OF NET ASSETS


                                            JUNE 30, 1996
                                             (UNAUDITED)     DECEMBER 31, 1995
                                            --------------   -----------------
Investment in shares of The Prudential
  Variable Contract   Real Property
  Partnership                              $   88,746,045   $   86,101,883
                                            --------------   -----------------
                                            --------------   -----------------

NET ASSETS, representing:
Equity of Contract Owners                  $   56,758,077   $   56,252,299
Equity of The Prudential Insurance
  Company of America                           31,987,968       29,849,584
                                            --------------   -----------------
                                           $   88,746,045   $   86,101,883
                                            --------------   -----------------
                                            --------------   -----------------





                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                                SIX MONTHS                         THREE MONTHS
                                                                   ENDED                              ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                      -------------    -------------     -------------    -------------
                                                           1996             1995              1996              1995
                                                      -------------    -------------     -------------    -------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations     $   3,558,195    $   3,035,761     $   1,759,668    $   1,542,847

EXPENSES:
Asset Based Charges to Contract Owners (Note 3)             233,777          218,578           117,801          110,489
                                                      -------------    -------------     -------------    -------------

NET INVESTMENT INCOME                                     3,324,418        2,817,183         1,641,867        1,432,358
                                                      -------------    -------------     -------------    -------------

NET UNREALIZED LOSS ON INVESTMENTS IN PARTNERSHIP          (700,355)        (216,067)         (411,695)         540,973
NET REALIZED LOSS ON SALE OF INVESTMENTS IN
PARTNERSHIP                                                (213,678)               0          (213,678)               0
                                                      -------------    -------------     -------------    -------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                             $   2,410,385    $   2,601,116     $   1,016,494    $   1,973,331
                                                      -------------    -------------     -------------    -------------
                                                      -------------    -------------     -------------    -------------




               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                               FINANCIAL STATEMENTS OF
                THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                         STATEMENTS OF CHANGES IN NET ASSETS







                                               SIX MONTHS
                                                 ENDED
                                             JUNE 30, 1996       YEAR ENDED
                                               (UNAUDITED)    DECEMBER 31, 1995
                                            --------------   ------------------
OPERATIONS:

Net Investment Income                      $    3,324,418   $    6,200,851

Net Unrealized (Loss)/Gain on Investments
  in Partnership                                 (700,355)         314,267
Net Realized Loss on Sale of Investments
  in Partnership                                 (213,678)               0
                                           --------------   --------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                       2,410,385        6,515,118
                                           --------------   --------------


CAPITAL TRANSACTIONS:

Net (Withdrawals)/Contributions by
  Contract Owners                                (968,889)         588,074

Net Contributions/(Withdrawals) by The
  Prudential Insurance Company of America       1,202,666         (137,412)
                                           --------------   --------------

NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS               233,777          450,662
                                           --------------   --------------


TOTAL INCREASE IN NET ASSETS               $    2,644,162   $    6,965,780


NET ASSETS:
Beginning of period                        $   86,101,883   $   79,136,103
                                           --------------   --------------
End of period                              $   88,746,045   $   86,101,883
                                           --------------   --------------
                                           --------------   --------------


               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                        NOTES TO THE FINANCIAL STATEMENTS OF
              THE PRUDENTIAL VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                                    JUNE 30, 1996
                                     (UNAUDITED)


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

     B.   INVESTMENT IN PARTNERSHIP INTEREST

     The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's current value, as discussed in
     Note 1 to the Partnership's financial statements. At June 30, 1996 the Real Property Account's interest in the Partnership, based on current value equity was 46.1% or 5,465,515 shares.

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

NOTE 5:  COMMITMENT FROM PARTNER

On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of June 30, 1996 is approximately $51.2 million.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF ASSETS AND LIABILITIES




                                            JUNE 30, 1996
                                             (UNAUDITED)    DECEMBER 31, 1995
                                          ---------------   ---------------
ASSETS:

Properties at estimated market value
  market value(cost $173,671,738 and
  $191,981,608 respectively) (Note 1)     $   148,210,792   $   164,695,033
Interest in properties at estimated
  (cost $6,133,157 and $6,133,157
   respectively) (Note 1)                       5,900,000         5,800,000
Cash and cash equivalents                      26,828,212        14,223,265
Marketable securities                          16,409,452        10,532,155
Other assets and accounts receivable
  (net of allowance for uncollectible
  amounts of $16,589 and $18,896
  respectively)                                 1,956,008         1,743,305
                                          ---------------   ---------------

Total Assets                              $   199,304,464   $   196,993,758
                                          ---------------   ---------------
                                          ---------------   ---------------


LIABILITIES AND PARTNER'S EQUITY:

Obligation under capital lease            $     3,718,956   $     3,882,421
Accounts payable and accrued expenses           1,996,547         2,142,614
Due to affiliates (Note 2)                        656,253           682,795
Other liabilities                                 546,904           664,069
                                          ---------------   ---------------

Total liabilities                               6,918,660         7,371,899
                                          ---------------   ---------------


Partners' Equity                              192,385,804       189,621,859
                                          ---------------   ---------------

Total Liabilities and Partner's Equity    $   199,304,464   $   196,993,758
                                          ---------------   ---------------
                                          ---------------   ---------------


Number of shares outstanding at end
  of period                                    11,848,275        12,036,684
                                          ---------------   ---------------
                                          ---------------   ---------------


Share Value at end of period                       $16.24            $15.75
                                          ---------------   ---------------
                                          ---------------   ---------------


              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)





                                                               SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                      ------------------------------     ------------------------------
                                                           1996              1995             1996              1995
                                                      -------------    -------------     -------------    -------------
INVESTMENT INCOME:

Rent from properties                                  $  11,713,941    $   9,003,242     $   5,793,345    $   4,530,845
Income from interest in properties                          327,684          310,449           163,539          161,041
Interest from short-term investments                        844,281        1,558,962           412,424          793,632
                                                      -------------    -------------     -------------    -------------
                                                         12,885,906       10,872,653         6,369,308        5,485,518
                                                      -------------    -------------     -------------    -------------

EXPENSES:

Investment management fee (Note 2)                        1,223,409        1,142,684           615,334          573,596
Real estate tax expense                                   1,251,380        1,075,630           594,780          466,006
Administrative expenses                                   1,038,725          839,548           561,885          447,428
Operating expenses                                        1,349,856          831,919           666,571          474,418
Interest expense                                            255,255          230,289           117,090          115,145
                                                      -------------    -------------     -------------    -------------
                                                          5,118,625        4,120,070         2,555,660        2,076,593
                                                      -------------    -------------     -------------    -------------

NET INVESTMENT INCOME                                     7,767,281        6,752,583         3,813,648        3,408,925
                                                      -------------    -------------     -------------    -------------

REALIZED AND UNREALIZED LOSS/GAIN ON
    INVESTMENTS:
  Net proceeds from real estate investment sold          14,697,789                0        14,697,789                0
  Less cost of real estate investment sold               18,626,754                0        18,626,754                0
  Realization of prior quarters' unrealized loss on
    real estate investments sold                         (3,462,522)               0        (3,462,522)               0
                                                      -------------    -------------     -------------    -------------

NET LOSS REALIZED ON REAL ESTATE
    INVESTMENTS SOLD                                       (466,443)               0          (466,443)               0
                                                      -------------    -------------     -------------    -------------

NET UNREALIZED LOSS ON INVESTMENTS                       (1,536,893)        (501,599)         (888,252)       1,193,930
                                                      -------------    -------------     -------------    -------------



NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                             $   5,763,945    $   6,250,984     $   2,458,953    $   4,602,855
                                                      -------------    -------------     -------------    -------------
                                                      -------------    -------------     -------------    -------------


              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF CHANGES IN NET ASSETS



                                             SIX MONTHS
                                                ENDED
                                            JUNE 30, 1996      YEAR ENDED
                                             (UNAUDITED)    DECEMBER 31, 1995
                                           ---------------  -----------------
OPERATIONS:

Net Investment Income                       $   7,767,281   $   14,720,271
Net Realized and Unrealized
  Gain/(Loss) on Investments                   (2,003,336)         661,623
                                          ---------------  ---------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                       5,763,945       15,381,894
                                          ---------------  ---------------


CAPITAL TRANSACTIONS:

Withdrawals by partners
  (188,409 and 204,350,
   shares respectively)                        (3,000,000)      (3,000,000)
                                          ---------------  ---------------

NET DECREASE IN NET ASSETS RESULTING
FROM CAPITAL TRANSACTIONS                      (3,000,000)      (3,000,000)
                                          ---------------  ---------------


TOTAL INCREASE IN NET ASSETS                    2,763,945       12,381,894

NET ASSETS:

  Beginning of period                         189,621,859      177,239,965
                                          ---------------  ---------------
  End of period                           $   192,385,804  $   189,621,859
                                          ---------------  ---------------
                                          ---------------  ---------------


              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                    SIX MONTHS     SIX MONTHS
                                                       ENDED          ENDED
                                                  JUNE 30, 1996  JUNE 30, 1995
                                                  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from
  operations                                       $  5,763,945   $  6,250,984
Adjustments to reconcile net increase in net
  assets resulting from operations to net cash
  from operating activities:
   Net realized and unrealized loss on investments    2,003,336        501,599
   Changes in assets and liabilities:
    (Increase) Decrease in other assets
       and accounts receivable                         (212,703)       599,249
    (Increase) Decrease in marketable securities     (5,877,297)    11,230,731
    Decrease in obligation under capital lease         (163,465)       (89,479)
    (Decrease) Increase in accounts payable
       and accrued expenses                            (146,067)       267,588
    Decrease in due to affiliates                       (26,542)       (12,514)
    Decrease in other liabilities                      (117,165)       (51,867)
                                                   ------------   ------------

Net cash from  operating activities                   1,224,042     18,696,291
                                                   ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from real estate investments sold      14,697,789              0
 Acquisition of property                                      0    (13,760,531)
 Capital improvements on real estate owned             (316,884)      (291,202)
 Capital improvements on interest in properties               0        (23,773)
                                                   ------------   ------------

Net cash from investing activities                   14,380,905    (14,075,506)
                                                   ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Withdrawals                                          (3,000,000)    (3,000,000)
                                                   ------------   ------------


Net increase in cash and cash equivalents            12,604,947      1,620,785

CASH AND CASH EQUIVALENTS - Beginning of period      14,223,265     33,093,237
                                                   ------------   ------------

CASH AND CASH EQUIVALENTS - End of period          $ 26,828,212   $ 34,714,022
                                                   ------------   ------------
                                                   ------------   ------------


SUPPLEMENTAL INFORMATION:
 Interest paid                                     $    376,450   $    376,450
                                                   ------------   ------------
                                                   ------------   ------------



              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS



                                                               JUNE 30, 1996
                                                                 (UNAUDITED)                             DECEMBER 31, 1995
- ----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT IN PROPERTIES (PERCENT OF NET ASSETS)                                    77.0%                                   86.9%
                                                                                Estimated                               Estimated
                                                                                   Market                                  Market
Location                Description                              Cost               Value                Cost               Value
- ----------------------------------------------------------------------------------------------------------------------------------
Azusa, CA               Warehouse                               $   0             $   (10)     $   18,546,247      $   15,083,725
Lisle, IL               Office Building                    17,524,420          11,600,000          17,524,421          11,600,000
Atlanta, GA             Garden Apartments                  15,388,924          13,204,391          15,371,495          12,600,000
Pomona, CA (a)          Warehouse                          23,250,958          16,171,786          23,205,172          17,127,292
Roswell, GA             Retail Shopping Center             31,685,048          30,001,813          31,688,912          32,055,216
Morristown, NJ          Office Building                    18,751,303          10,192,195          18,664,969           9,572,688
Bolingbrook, IL         Warehouse                           8,948,028           7,300,000           8,948,028           7,400,000
Farmington Hills, MI    Garden Apartments                  13,594,950          14,900,000          13,594,950          14,200,000
Flint, MI               Office Building                     7,706,983           6,035,703           7,616,842           6,539,368
Raleigh, NC             Garden Apartments                  15,758,699          17,200,000          15,758,699          17,200,000
Nashville, TN           Office Building                     8,428,652           8,604,914           8,431,680           8,686,551
Oakbrook Terrace, IL    Office Complex                     12,633,773          13,000,000          12,630,193          12,630,193
                                                       --------------      --------------      --------------      --------------
                                                       $  173,671,738      $  148,210,792      $  191,981,608      $  164,695,033
                                                       --------------      --------------      --------------      --------------
                                                       --------------      --------------      --------------      --------------

(a) Includes land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.

INVESTMENT IN INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)                         3.1%                                    3.1%
                                                                                Estimated                               Estimated
                                                                                   Market                                  Market
Location                Description                              Cost               Value                Cost               Value
- ----------------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL        Warehouse/Distribution              1,317,453           1,250,000           1,317,453           1,225,000
Jacksonville, FL        Warehouse/Distribution              1,002,448           1,000,000           1,002,448             975,000
Jacksonville, FL        Warehouse/Distribution              1,442,894           1,300,000           1,442,894           1,300,000
Jacksonville, FL        Warehouse/Distribution              2,370,362           2,350,000           2,370,362           2,300,000
                                                       --------------      --------------      --------------      --------------
                                                       $    6,133,157      $    5,900,000      $    6,133,157      $    5,800,000
                                                       --------------      --------------      --------------      --------------
                                                       --------------      --------------      --------------      --------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                   13.9%                                    7.5%
(see pages 12 and 13 for detail)                                                Estimated                               Estimated
                                                                 Face              Market                Face              Market
Description                                                    Amount               Value              Amount               Value
- ----------------------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                              $   26,947,335      $   26,828,212      $   14,282,697      $   14,223,265
                                                       --------------      --------------      --------------      --------------
                                                       --------------      --------------      --------------      --------------

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                        8.5%                                    5.6%
(see pages 12 and 13 for detail)                                                Estimated                               Estimated
                                                                 Face              Market                Face              Market
Description                                                    Amount               Value              Amount               Value
- ----------------------------------------------------------------------------------------------------------------------------------
Marketable Securities                                  $   16,280,000      $   16,409,452      $   10,480,000      $   10,532,155
                                                       --------------      --------------      --------------      --------------
                                                       --------------      --------------      --------------      --------------

OTHER ASSETS                                                                        (2.5%)                                   3.1%
(net of liabilities)                                                       $   (4,962,652)                         $   (5,628,594)
                                                                           --------------                          --------------

TOTAL NET ASSETS                                                           $  192,385,804                          $  189,621,859
                                                                           --------------                          --------------
                                                                           --------------                          --------------




              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS


                                                       JUNE 30, 1996
                                                        (UNAUDITED)
                                               -------------------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                        7.3%
                                                                    Estimated
                                                           Face        Market
DESCRIPTION                                              Amount         Value
- ------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Fleet Funding Corp, 5.30%, July 1,1996              $   538,000   $   534,990
Sonoco Prod Co. Note, 5.65% , July 1,1996               978,000       977,540
Wal-Mart Stores, Inc., 5.60%, July 1, 1996              500,000       499,767
Beckman Instruments, 5.50%, July 8,1996               2,126,000     2,122,752
Englehard Corp., 5.43%, July 8, 1996                  1,600,000     1,600,000
Finova Capital Corp., 5.50%, July 8, 1996             1,338,000     1,335,138
Finova Capital Corp., 5.25%, July 8, 1996               763,000       761,596
First Data Corp., 5.36%, July 8, 1996                 1,300,000     1,292,064
H.J. Heinz Company, 5.30%, July 8, 1996               2,000,000     1,988,811
Preferred Receivables Funding Corp., 5.32%,
  July 8, 1996                                        2,000,000     1,990,542
Whirlpool Financial Corp., 5.39%, July 8,1996           680,000       677,455
Aristart Inc., 5.40%, July 9,1996                     1,700,000     1,683,680
First Data Corp., 5.38%, July 9, 1996                   750,000       746,413
Lehman Brothers Holding Inc., 5.43%, July 9,1996      2,000,000     1,991,855
Transamerica Financial Corp., 5.36%, July 9, 1996       560,000       557,332
Whirlpool Financial Corp., 5.39%, July 9, 1996          866,000       862,240
PHH Corporation, 5.30%, July 11, 1996                 2,000,000     1,987,928
Whirlpool Corp., 5.35%, July 12, 1996                   500,000       496,879
Fleet Funding Corp.,  5.35%, July 15, 1996            1,178,000     1,172,223
Household International, Inc., 5.37%, July 15, 1996   1,160,000     1,144,254
Potomac Electric Power Co., 5.38%, July 17, 1996      1,343,000     1,338,785
Allied-Signal Inc., 5.41%, July 19, 1996                379,000       377,633
                                                   ------------  ------------

TOTAL COMMERCIAL PAPER                               26,259,000    26,139,877


TOTAL CASH                                              688,335       688,335
                                                   ------------  ------------

TOTAL CASH AND CASH EQUIVALENTS                    $ 26,947,335  $ 26,828,212
                                                   ------------  ------------
                                                   ------------  ------------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                            5.8%
                                                                    Estimated
                                                           Face        Market
DESCRIPTION                                              Amount         Value
- ------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

John Deere Capital Corp, 5.72%, July 22, 1996         1,000,000     1,002,267
PNC Bank N.A., 5.44%, July 29, 1996                   1,100,000     1,099,799

Key Bank of New York, N.A., 5.22%, September 6, 1996  1,000,000       999,210
Bank One Columbus, 5.30%, September 12, 1996          1,000,000       999,297
Associates Corp of North Am, 4.48%, October 15, 1996    350,000       345,642
AVCO Finacial ServicesInc.,7.50%,  November 11, 1996    850,000       858,490
American Express Centurion Bank, 5.50%,
  November 22, 1996                                   1,880,000     1,880,000
Caterpillar Financial Services, 5.74%,
  November 29, 1996                                   1,200,000     1,201,560
General Motors Acceptance Corp., 7.75% ,
  December 10, 1996                                     850,000       872,657
Chrysler Financial Copr., 5.16%, December 17, 1996    1,000,000     1,018,087
Sears Roebuck Acceptance Corp, 7.48%,
  February 19, 1997                                     100,000       102,187
Sears Roebuck Acceptance Corp,7.72%,
  February 27, 1997                                     800,000       817,318
General Motors Acceptance Corp, 5.80%,
  March 18, 1997                                      1,200,000     1,201,344
Sears Discover Credit Corp.,7.81%,  March 18, 1997    1,150,000     1,185,255
Ford Motor Credit Corp., 5.90%, May 5, 1997           1,400,000     1,405,337
Ford Motor Credit Corp., 9.15%, May 7, 1997             500,000       521,872
Society National Bank Cleveland, 5.32%,
  May 14, 1997                                          900,000       899,130
                                                   ------------  ------------

Total Commercial Paper                             $ 16,280,000  $ 16,409,452
                                                   ------------  ------------
                                                   ------------  ------------


              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS



                                                       DECEMBER 31, 1995
                                                       -----------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                        7.5%
                                                                    Estimated
                                                           Face        Market
DESCRIPTION                                              Amount         Value
- ------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Morgan Stanley Group, Inc., 6.10%, January 2, 1996  $ 1,146,000   $ 1,146,000
Engelhard Corp., 6.25%, January 3, 1996               1,038,000     1,038,000
Finova Capital Corp., 5.95%, January 4, 1996            800,000       792,198
Philip Morris Companies Inc., 5.80%,
  January 5, 1996                                       505,000       504,430
Gannett Co. Inc., 5.85%, January 9, 1996              1,700,000     1,696,409
Hanson Finance, 5.80%, January 12, 1996                 354,000       352,175

Riverwoods Funding Corp., 5.78%, January 12, 1996     1,189,000     1,183,273
Finova Capital Corp., 5.97%, January 16, 1996           780,000       771,980
Smith Barney Inc., 5.79%, January 18, 1996            1,628,000     1,618,836
Fleet Financial Group, 5.75%, January 30, 1996        1,700,000     1,689,139
Countrywide Funding Corp., 5.82%, February 14, 1996   1,500,000     1,488,128
                                                    -----------   -----------

TOTAL COMMERCIAL PAPER                               12,340,000    12,280,568


TOTAL CASH                                            1,942,697     1,942,697
                                                    -----------   -----------

TOTAL CASH AND CASH EQUIVALENTS                    $ 14,282,697  $ 14,223,265
                                                    -----------   -----------
                                                    -----------   -----------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                            5.6%
                                                                    Estimated
                                                           Face        Market
DESCRIPTION                                              Amount         Value
- ------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Associates Corp. of North America, 8.75%,
  February 1, 1996                                  $   410,000   $   416,810
General Motors Acceptance Corp., 8.75%,
  February 1, 1996                                      650,000       658,860
General Motors Acceptance Corp., 8.95%,
  February 5, 1996                                      350,000       356,370
General Motors Acceptance Corp., 4.75%,
  February 14, 1996                                     430,000       426,212
General Motors Acceptance Corp., 6.01%,
  February 22, 1996                                     240,000       240,057
Household Finance Corp., 5.75%, April 19, 1996        2,000,000     1,996,520
Ford Motor Credit Corp., 6.24%, April 22, 1996          500,000       500,658
Society National Bank Cleveland, 6.00%,
  April 25, 1996                                        150,000       149,295
International Lease Finance Corp., 5.00%,
  May 28, 1996                                        1,000,000       992,120
Transamerica Financial Corp., 8.55%, June 15, 1996      400,000       409,284
John Deere Capital Corp., 6.16%, July 22, 1996        1,000,000     1,002,267
Sears Roebuck Acceptance Corp., 8.55%,
   August 1, 1996                                     1,000,000     1,039,335
Key Bank of New York, N.A., 5.43%,
  September 6, 1996                                   1,000,000       999,210
Bank One Columbus, 5.56%, September 12, 1996          1,000,000       999,297
Associates Corp. of North America, 4.48%,
  October 15, 1996                                      350,000       345,860
                                                    -----------   -----------


Total Commercial Paper                             $ 10,480,000  $ 10,532,155
                                                    -----------   -----------
                                                    -----------   -----------

              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                           NOTES TO FINANCIAL STATEMENTS OF
              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                    JUNE 30, 1996
                                     (UNAUDITED)

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

Note 1:   Summary Of Significant Accounting Policies

               A:   General - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1995 Annual Report on Form 10-K.

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

Note 2:   Transactions with affiliates

          Pursuant to an investment management agreement, The Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 1996 and 1995 management fees incurred by the Partnership were $1,223,409 and $1,142.684, respectively.

          The Partnership also reimburses The Prudential for certain administrative services rendered by The Prudential. The amounts incurred for the six months ended June 30, 1996 and 1995 were $59,945 and $60,965 respectively and are classified as administrative expenses in the statements of operations.

          The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest is owned by The Prudential and one of its subsidiaries. The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of The Prudential to provide property management services at the Unit warehouses. The property management fees earned by PREMISYS for the six months ended June 30, 1996 and 1995 were $17,571 and $16,105 respectively.

Note 3:   Commitment from Partner

          On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of June 30, 1996 is approximately $ 51.2 million.

NOTE 6: PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THOUGHOUT THE PERIOD)



                                         01/01/96  04/01/96    01/01/95   01/01/94   01/01/93   01/01/92    01/01/91    01/01/90
                                            TO        TO          TO         TO         TO         TO          TO          TO
                                         06/30/96  06/30/96    12/31/95   12/31/94   12/31/93   12/31/92    12/31/91    12/31/90
                                         --------  --------    --------   --------   --------   --------    --------    --------
Rent from properties                     $ 0.9819  $ 0.4881    $ 1.6387   $ 1.2754   $ 1.1659   $ 1.0727    $ 0.9899    $ 0.9479
Income from interest in properties       $ 0.0275  $ 0.0138    $ 0.0527   $ 0.1838   $ 0.2139   $ 0.1970    $ 0.1791    $ 0.1533
Interest on mortgage loans               $ 0.0000  $ 0.0000    $ 0.0000   $ 0.0082   $ 0.0755   $ 0.0711    $ 0.0663    $ 0.0654
Interest from short-term investments     $ 0.0708  $ 0.0348    $ 0.2199   $ 0.1226   $ 0.0549   $ 0.0653    $ 0.1151    $ 0.1202
                                         --------  --------    --------   --------   --------   --------    --------    --------

INVESTMENT INCOME                        $ 1.0802  $ 0.5367    $ 1.9113   $ 1.5900   $ 1.5102   $ 1.4061    $ 1.3504    $ 1.2868
                                         --------  --------    --------   --------   --------   --------    --------    --------
                                         --------  --------    --------   --------   --------   --------    --------    --------

Investment management fee                $ 0.1026  $ 0.0519    $ 0.1936   $ 0.1786   $ 0.1673   $ 0.1642    $ 0.1669    $ 0.1591
Real estate tax expense                  $ 0.1049  $ 0.0501    $ 0.1602   $ 0.1399   $ 0.1465   $ 0.1488    $ 0.1168    $ 0.1010
Administrative expenses                  $ 0.0871  $ 0.0473    $ 0.1484   $ 0.1103   $ 0.1187   $ 0.1046    $ 0.0946    $ 0.0910
Operating expenses                       $ 0.1131  $ 0.0561    $ 0.1546   $ 0.1332   $ 0.1209   $ 0.1241    $ 0.0948    $ 0.0776
Interest expense                         $ 0.0214  $ 0.0099    $ 0.0381   $ 0.0255   $ 0.0236   $ 0.0215    $ 0.0193    $ 0.0186
                                         --------  --------    --------   --------   --------   --------    --------    --------
EXPENSES                                 $ 0.4291  $ 0.2153    $ 0.6949   $ 0.5875   $ 0.5770   $ 0.5632    $ 0.4924    $ 0.4473
                                         --------  --------    --------   --------   --------   --------    --------    --------
                                         --------  --------    --------   --------   --------   --------    --------    --------
NET INVESTMENT INCOME                    $ 0.6511  $ 0.3214    $ 1.2164   $ 1.0025   $ 0.9332   $ 0.8429    $ 0.8580    $ 0.8395
                                         --------  --------    --------   --------   --------   --------    --------    --------
                                         --------  --------    --------   --------   --------   --------    --------    --------

Net realized loss on investments sold  ($ 0.0391)  ($ 0.0391)  $ 0.0000  ($ 0.0966) ($ 0.1816)   $ 0.0000   $ 0.0000    $ 0.0000
Net unrealized gain/(loss) on
  investments                          ($ 0.1282)  ($ 0.0747)  $ 0.0581   $ 0.2169   $ 0.0152   ($ 1.1359) ($ 0.7770)  ($ 0.1543)
                                        --------    --------   --------   --------   --------    --------   --------    --------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS             ($ 0.1673)  ($ 0.1138)  $ 0.0581   $ 0.1203  ($ 0.1664)  ($ 1.1359) ($ 0.7770)  ($ 0.1543)
                                        --------    --------   --------   --------   --------    --------   --------    --------


Net increase/(decrease) in share value  $ 0.4838    $ 0.2076   $ 1.2745   $ 1.1228   $ 0.7668   ($ 0.2930)  $ 0.0810    $ 0.6852

Share Value at beginning of period      $15.7537    $16.0299   $14.4792   $13.3564   $12.5896    $12.8826   $12.8016    $12.1164
                                        --------    --------   --------   --------   --------    --------   --------    --------
Share Value at end of period            $16.2375    $16.2375   $15.7537   $14.4792   $13.3564    $12.5896   $12.8826    $12.8016
                                        --------    --------   --------   --------   --------    --------   --------    --------
                                        --------    --------   --------   --------   --------    --------   --------    --------

Ratio of expenses to average net assets    2.68%       1.34%      4.62%      4.27%      4.44%       4.47%      3.81%       3.58%

Ratio of net investment income to
 average net assets                        4.07%       2.00%      8.08%      7.29%      7.17%       6.69%      6.63%       6.72%

Number of shares outstanding at
 end of period (000's)                    11,848      11,848     12,037     12,241     13,031      14,189     14,993      16,175




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

(a) Liquidity and Capital Resources

At June 30, 1996, the Partnership's liquid assets consisting of cash and cash equivalents and marketable securities totaled $43,237,664. This is an increase of $18,482,244 from liquid assets at December 31, 1995, of $24,755,420. The increase is primarily due to (1) $14,697,789 in cash received from the sale of the Azusa, CA warehouse, (2) operations of the Partnership's properties, and (3) interest income received from short-term investments. These are partially offset by withdrawals by the partners of $3,000,000.

The Partnership had established a $10 million annually renewable line of credit with First Fidelity Bank, N.A. to be drawn upon as needed for potential liquidity needs. The line of credit had never been drawn upon. Management did not anticipate any future needs for this credit facility and decided to terminate the line of credit as of October 31, 1995. The Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to The Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $51.2 million as of June 30, 1996.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investment in cash and short-term obligations. At June 30, 1996, 21.69% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. This is in excess of the target range because proceeds from the sale, mentioned above, are being retained in the Partnership in anticipation of potential acquisitions. The partners withdrew $3 million in March, 1996. Additional withdrawals may be made during the remainder of 1996 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At June 30, 1996, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cash flow from operations will satisfy the Partnership's needs over the next six months and the foreseeable future.

During the quarter ended June 30, 1996, the Partnership expended approximately $169,000 in capital expenditures for tenant alterations and leasing commissions. The most significant of these expenses was approximately $100,200 at the office building located in Morristown, NJ relating to a lease signed by Spectrum Financial. Other significant capital expended included leasing commissions of $45,000 for Prestige Auto, a new tenant in the industrial park in Pomona, CA and tenant improvements of $36,000 for Olsten Kimberly, a new tenant in the office park in Flint, MI. These amounts were partially offset by an immaterial reversal of accrued building improvements for the apartments in Atlanta, GA that were not completed by the end of this quarter.

Projected capital expenditures for the remainder of the 1996 total approximately $627,000. Approximately $617,000 consists of tenant alterations and leasing commissions. Of this amount, approximately $272,000 is budgeted for the remaining vacancies at the Morristown Office Center, approximately $129,000 is budgeted for the Pomona, CA warehouse and $197,000 is budgeted for new tenants at the Roswell shopping center. These projected capital expenditures are dependant upon successfully executing new tenant leases or tenant renewals.

(b.1) Results of Operations - Portfolio

The following is a brief comparison of the Partnership's total portfolio results of operations and realized and unrealized losses for the six months ended June 30, 1996 and 1995.

The Partnership's total net investment income for the first six months of 1996 was $7,767,281, an increase of $1,014,698 (15.0%) from $6,752,583 for the corresponding period of 1995. This was largely due to income of approximately $1,789,800 from one apartment and two office building acquisitions that occurred during the second half of 1995, and an increase of approximately $373,400 in income from ongoing property operations. These amounts were partially offset by a decrease of approximately $711,000 in short-term investment income due to a reduction in investments held, and discontinued income of approximately $255,000 due to the sale of a warehouse that occurred in April, 1996.

The Partnership's income unrelated to specific properties was a loss of $701,051, a decrease of $893,880 from income of $192,829 for the corresponding period of 1995. Components of unrelated property activity are $844,281 in interest income from short-term investments, $321,923 in administrative expenses, and the investment management fee of $1,223,409. During the six months ended June 30, 1996, the Partnership experienced a decrease in short-term investment income, as mentioned above, an increase of approximately $102,000 in administrative expenses, and an increase of $81,000 in the investment management fee.

During the six months ended June 30, 1996, the Partnership experienced realized and unrealized losses of $466,443 and $1,536,893, respectively, totaling $2,003,336 on its real estate investments. The realized loss was the result of the sale of the Azusa, CA warehouse. The unrealized loss was the result of a decrease of approximately $2,000,000 in the estimated market value of a retail center, and a decrease of approximately $1,000,000 in the estimated market value of an industrial property, partially offset by increases of approximately $1,300,000 in the values of two apartment complexes. The explanations for these changes are detailed in the following paragraphs.

(b.2) Results of Operations - Property

The following is a brief comparison of the Partnership's property results of operations and realized and unrealized losses, by investment type, for the six months ended June 30, 1996 and 1995.

Income from property operations from office buildings for the first six months of 1996 was $2,982,761, an increase of $1,193,536 from $1,789,225 for the corresponding period in 1995. This was primarily the result of the acquisition of two office buildings, in Nashville, TN and Oakbrook Terrace, IL. These properties accounted for $1,077,297 in income from office building property operations. Excluding the results of the acquired properties, income from property operations increased $116,239 (6.5%). Revenue at the properties held for the comparable period increased by $100,290, while expenses decreased for the comparable period by $15,949.

The five office buildings owned by the Partnership experienced net unrealized gains of $226,985 for the first six months of 1996. The office buildings in Morristown, NJ and Oakbrook Terrace, IL had unrealized gains totaling $899,400. Their occupancy rates at June 30, 1996 were 93% and 100%, respectively, representing a decrease for the Morristown, NJ office building of 2%, and no change for the Oakbrook Terrace, IL office building. The office buildings in Flint, MI and Nashville, TN had unrealized losses totaling $672,415 for the first six months of 1996. Their occupancy rates at June 30, 1996 were 96% and 99%, respectively, unchanged from December 31, 1995. The Lisle, IL office building had no unrealized gain or loss and its occupancy remained unchanged at 100% from December 31, 1995. All vacant office space is being marketed as of June 30, 1996.

Income from property operations for apartment complexes for the first six months of 1996 was $2,029,687, an increase of $851,206 from $1,178,481 for the corresponding period in 1995. This was primarily the result of an acquisition in Raleigh, NC, which accounted for $712,479 of the total apartment complexes' property operations.

Excluding the results of the acquired property, income from property operations increased $138,727 (11.8%). Revenue from the properties held for the comparable period increased by $69,291, a result of rent increases. Expenses decreased for the comparable period by $69,436.

The three apartment complexes owned by the Partnership experienced unrealized gains of $1,286,962 for the first six months of 1996. The apartment complexes in Farmington Hills, MI and Atlanta, GA accounted for the unrealized gains. Their occupancy rates at June 30, 1996 were 94% and 96%, respectively, decreases for both apartment complexes of 4% and 1%, respectively from December 31, 1995
 . The Raleigh, NC apartment complex had no unrealized gain or loss. Occupancy at this property decreased from 96% at December 31, 1995 to 86% at June 30, 1996. This was a result of new construction within the market and increased competition. All vacant apartments are being marketed as of June 30, 1996.

Income from property operations for industrial properties for the first six months of 1996 was $1,497,863, a decrease of $105,052 from $1,602,916 for the corresponding period in 1995. This was primarily the result of a sale of a warehouse in Azusa, CA which accounted for $254,580 of the decrease. Excluding the results of the property sold, income from property operations increased $149,527 (9.3%). Revenue at the properties held for the comparable period increased by $178,564, a result of increased occupancy. Expenses increased for the comparable period by $29,037.

The two industrial warehouses owned by the Partnership experienced unrealized losses of $1,101,292 for the first six months of 1996. Their occupancy rates at June 30, 1996 were both 100%, unchanged from December 31, 1995. The warehouse in Azusa, CA which was sold in April, 1996, resulted in a realized loss of $466,443. The gross sale price of the property was $15,250,000, and net proceeds received were $14,697,789.

Income from property operations at the Roswell, GA retail center for the first six months of 1996 was $1,630,338, a decrease of $48,342 (2.9%) from $1,678,680 for the corresponding period in 1995. Revenue at the property for the comparable period decreased by $82,789, and expenses decreased by $34,447.

The retail center experienced unrealized losses of $2,049,540 for the first six months of 1996. The occupancy rate at June 30, 1996 was 97%, a decrease from the 100% occupancy rate at December 31, 1995. This property is marketing the vacant space as of June 30, 1996.

Income from interest in properties relates to the Partnership's 50% co-investment in the Jacksonville, FL unit warehouses. Income from interest in properties increased by $17,235 (5.6%) from $310,449 for the first two quarters of 1995 to $327,684 for the corresponding period of 1996. For the first six months of 1996 the co-investment had unrealized gains of $100,000. A major tenant has moved out and has been replaced with a new tenant. These warehouses are 100% occupied, as they were at December 31, 1995.

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



                     THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                    in respect of
                               The Prudential Variable
                            Contract Real Property Account
             ____________________________________________________________





Date:    August 8, 1996                     By:  /s/Esther H. Milnes
         --------------                          ----------------------
                                                 Esther H. Milnes
                                                 Vice President



Date:    August 8, 1996                     By:  /s/Linda S. Dougherty
         --------------                          ----------------------
                                                 Linda Dougherty
                                                 Chief Accounting Officer