Form 10-Q
period 1996-09-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1996-11-13
CIK 846581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended September 30, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-20083



                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  in respect of

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         New Jersey                                        22-1211670
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                 751 Broad Street, Newark New Jersey  07102-2992
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

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

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         A.    THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

               Statements of Net Assets -September 30, 1996 (Unaudited)
               and December 31, 1995                                           3

               Statements of Operations (Unaudited) - Nine and Three
               Months Ended September 30, 1996 and 1995                        3

               Statements of Changes in Net Assets -Nine Months Ended
               September 30, 1996 (Unaudited) and Year Ended
               December 31, 1995                                               4

               Notes to the Financial Statements (Unaudited)                   5

         B.    THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

               Statements of Assets and Liabilities - September 30, 1996
               (Unaudited) and December 31, 1995                               7

               Statements of Operations (Unaudited) -Nine and Three
               Months Ended September 30, 1996 and 1995                        8

               Statements of Changes in Net Assets -Nine Months Ended
               September 30, 1996 (Unaudited) and Year Ended
               December 31, 1995                                               9

               Statements of Cash Flows (Unaudited) -Nine Months
               Ended September 30, 1996 and 1995                              10

               Schedule of Investments - September 30, 1996 (Unaudited)
               and December 31, 1995                                          11

               Notes to the Financial Statements (Unaudited)                  14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            17

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                              20

Item 2.        Changes in Securities                                          20

Item 3.        Defaults Upon Senior Securities                                20

Item 4.        Submission of Matters to a Vote of Security Holders            20

Item 5.        Other Information                                              20

Item 6.        Exhibits and Reports on Form 8-K                               20

PART III - SIGNATURES                                                         21

                             FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                            STATEMENTS OF NET ASSETS


                                                              SEPTEMBER 30, 1996
                                                                  (UNAUDITED)          DECEMBER 31, 1995
                                                              ------------------       ------------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership                                   $       89,672,356       $       86,101,883
                                                              ------------------       ------------------
                                                              ------------------       ------------------

NET ASSETS, representing:
Equity of Contract Owners                                     $       56,888,300       $       56,252,299
Equity of The Prudential Insurance Company of America                 32,784,056               29,849,584
                                                              ------------------       ------------------
                                                              $       89,672,356       $       86,101,883
                                                              ------------------       ------------------
                                                              ------------------       ------------------

Share Value at end of Period                                  $            16.41       $            15.75
                                                              ------------------       ------------------
                                                              ------------------       ------------------


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        NINE MONTHS                   THREE MONTHS
                                                                           ENDED                          ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                --------------------------     ---------------------------
                                                                    1996          1995             1996           1995
                                                                ------------  ------------     ------------   ------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations               $  5,282,680  $  4,796,155     $  1,724,485   $  1,760,394

EXPENSES:
Asset Based Charges to Contract Owners (Note 3)                      352,402       332,599          118,625        114,021
                                                                ------------  ------------     ------------   ------------

NET INVESTMENT INCOME                                              4,930,278     4,463,556        1,605,860      1,646,373
                                                                ------------  ------------     ------------   ------------
NET UNREALIZED (LOSS)/GAIN ON INVESTMENTS IN PARTNERSHIP          (1,492,427)    1,041,534         (792,072)     1,257,601
NET REALIZED LOSS ON SALE OF INVESTMENTS IN PARTNERSHIP             (219,781)            0           (6,103)             0
                                                                ------------  ------------     ------------   ------------
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                       $  3,218,070  $  5,505,090     $    807,685   $  2,903,974
                                                                ------------  ------------     ------------   ------------
                                                                ------------  ------------     ------------   ------------


             SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                             FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                       STATEMENTS OF CHANGES IN NET ASSETS

                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 1996          YEAR ENDED
                                                                 (UNAUDITED)           DECEMBER 31, 1995
                                                              ------------------       ------------------
OPERATIONS:

Net Investment Income                                         $        4,930,278       $        6,200,851

Net Unrealized (Loss)/Gain on Investments in Partnership              (1,492,427)                 314,267
Net Realized Loss on Sale of Investments in Partnership                 (219,781)                       0
                                                              ------------------       ------------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                              3,218,070                6,515,118
                                                              ------------------       ------------------

CAPITAL TRANSACTIONS:

Net (Withdrawals)/Contributions by Contract Owners                    (1,303,568)                 588,074

Net Contributions/(Withdrawals) by The Prudential
  Insurance Company of America                                         1,655,971                 (137,412)
                                                              ------------------       ------------------

NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                      352,403                  450,662
                                                              ------------------       ------------------

TOTAL INCREASE IN NET ASSETS                                  $        3,570,473       $        6,965,780


NET ASSETS:
Beginning of period                                           $       86,101,883       $       79,136,103
                                                              ------------------       ------------------
End of period                                                 $       89,672,356       $       86,101,883
                                                              ------------------       ------------------
                                                              ------------------       ------------------



             SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                      NOTES TO THE FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                               September 30, 1996
                                   (Unaudited)



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

         B.   INVESTMENT IN PARTNERSHIP INTEREST

         The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's current value, as discussed in Note 1 to the Partnership's financial statements. At September 30, 1996 the Real Property Account's interest in the Partnership, based on current value equity was 46.1% or 5,465,515 shares.

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

Note 5:  Commitment from Partner

On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of September 30, 1996 is approximately $50.9 million.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                     STATEMENTS OF ASSETS AND LIABILITIES



                                                        SEPTEMBER 30, 1996
                                                           (UNAUDITED)           DECEMBER 31, 1995
                                                        ------------------       ------------------
ASSETS:

Properties at estimated market value
  (cost $173,936,527 and $191,981,608
   respectively) (Note 1)                               $      146,758,519       $      164,695,033
Interest in properties at estimated market value
  (cost $6,133,157 and $6,133,157
   respectively) (Note 1)                                        5,900,000                5,800,000
Cash and cash equivalents                                       26,632,940               14,223,265
Marketable securities                                           20,109,286               10,532,155
Other assets and accounts receivable
  (net of allowance for uncollectible
   amounts of $15,169 and $18,896 respectively)                  1,986,573                1,743,305
                                                        ------------------       ------------------

Total Assets                                            $      201,387,318       $      196,993,758
                                                        ------------------       ------------------
                                                        ------------------       ------------------

LIABILITIES AND PARTNERS' EQUITY:

Obligation under capital lease                          $        3,881,705       $        3,882,421
Accounts payable and accrued expenses                            1,870,578                2,142,614
Due to affiliates (Note 2)                                         684,143                  682,795
Other liabilities                                                  557,009                  664,069
                                                        ------------------       ------------------

Total liabilities                                                6,993,435                7,371,899
                                                        ------------------       ------------------

Partners' Equity                                               194,393,883              189,621,859
                                                        ------------------       ------------------

Total Liabilities and Partners' Equity                  $      201,387,318       $      196,993,758
                                                        ------------------       ------------------
                                                        ------------------       ------------------

Number of shares outstanding at end of period                   11,848,275               12,036,684
                                                        ------------------       ------------------
                                                        ------------------       ------------------

Share Value at end of period                                        $16.41                   $15.75
                                                        ------------------       ------------------
                                                        ------------------       ------------------



          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                              NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ----------------------------   ---------------------------
                                                             1996           1995           1996          1995
                                                        -------------  -------------   ------------  -------------
INVESTMENT INCOME:

Rent from properties                                    $  17,065,460  $  14,031,856      5,351,519  $   5,028,614
Income from interest in properties                            456,115        472,096        128,431        161,647
Interest from short-term investments                        1,469,594      2,157,742        625,313        598,780
                                                        -------------  -------------   ------------  -------------
                                                           18,991,169     16,661,694      6,105,263      5,789,041
                                                        -------------  -------------   ------------  -------------

EXPENSES:

Investment management fee (Note 2)                          1,848,541      1,730,668        625,132        587,984
Real estate tax expense                                     1,749,737      1,429,863        498,357        354,233
Administrative expenses                                     1,462,289      1,246,642        423,564        407,094
Operating expenses                                          2,053,641      1,276,795        703,785        444,876
Interest expense                                              372,344        345,434        117,089        115,145
                                                        -------------  -------------   ------------  -------------
                                                            7,486,552      6,029,402      2,367,927      1,909,332
                                                        -------------  -------------   ------------  -------------
NET INVESTMENT INCOME                                      11,504,617     10,632,292      3,737,336      3,879,709
                                                        -------------  -------------   ------------  -------------
REALIZED AND UNREALIZED LOSS/GAIN ON
    INVESTMENTS:
  Net proceeds from real estate investment sold            14,697,789              0              0              0
  Less cost of real estate investment sold                 18,638,949              0         12,195              0
  Realization of prior quarters' unrealized loss on
    real estate investments sold                           (3,462,522)             0              0              0
                                                        -------------  -------------   ------------  -------------
NET LOSS REALIZED ON REAL ESTATE
    INVESTMENTS SOLD                                         (478,638)             0        (12,195)             0

NET UNREALIZED LOSS ON INVESTMENTS                         (3,253,955)     2,265,212     (1,717,062)     2,766,811
                                                        -------------  -------------   ------------  -------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                               $   7,772,024  $  12,897,504      2,008,079  $   6,646,520
                                                        -------------  -------------   ------------  -------------
                                                        -------------  -------------   ------------  -------------


          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                     STATEMENTS OF CHANGES IN NET ASSETS


                                       NINE MONTHS
                                          ENDED
                                    SEPTEMBER 30, 1996          YEAR ENDED
                                        (UNAUDITED)         DECEMBER 31, 1995
                                    ------------------      ------------------
OPERATIONS:

Net Investment Income               $       11,504,617      $       14,720,271
Net Realized and Unrealized
  Gain/(Loss) on Investments                (3,732,593)                661,623
                                    ------------------      ------------------
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                    7,772,024              15,381,894
                                    ------------------      ------------------

CAPITAL TRANSACTIONS:

Withdrawals by partners
  (188,409 and 204,350,
    shares respectively)                    (3,000,000)             (3,000,000)
                                    ------------------      ------------------
NET DECREASE IN NET ASSETS RESULTING
FROM CAPITAL TRANSACTIONS                   (3,000,000)             (3,000,000)
                                    ------------------      ------------------

TOTAL INCREASE IN NET ASSETS                 4,772,024              12,381,894

NET ASSETS:

  Beginning of period                      189,621,859             177,239,965
                                    ------------------      ------------------
  End of period                     $      194,393,883      $      189,621,859
                                    ------------------      ------------------
                                    ------------------      ------------------


          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                   NINE MONTHS          NINE MONTHS
                                                                      ENDED                ENDED
                                                                SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations            $        7,772,024   $       12,897,504
Adjustments to reconcile net increase in net assets
  resulting from operations to net cash from
  operating activities:
    Net realized and unrealized loss (gain) on investments               3,732,593           (2,265,212)
    Changes in assets and liabilities:
      (Increase) Decrease in other assets
         and accounts receivable                                          (243,269)             843,917
      Decrease in obligation under capital lease                              (716)              (5,947)
      (Decrease) Increase in accounts payable
         and accrued expenses                                             (272,036)             483,498
      Decrease in due to affiliates                                          1,348               21,170
      (Decrease) Increase in other liabilities                            (107,060)               8,335
                                                                ------------------   ------------------
Net cash from operating activities                                      10,882,884           11,983,265
                                                                ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments sold                        14,697,789                    0
  Acquisition of property                                                        0          (15,758,699)
  Capital improvements on real estate owned                               (593,866)            (562,085)
  Capital improvements on interest in properties                                 0              (24,415)
                                                                ------------------   ------------------

  Net cash from investing activities                                    14,103,923          (16,345,199)
                                                                ------------------   ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

Withdrawals                                                             (3,000,000)          (3,000,000)
(Purchase) Sale in marketable securities                                (9,577,131)           6,802,196
                                                                ------------------   ------------------

  Net cash from financing activities                                   (12,577,131)           3,802,196
                                                                ------------------   ------------------

Net increase in cash and cash equivalents                               12,409,676             (559,738)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         14,223,265           33,093,237
                                                                ------------------   ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $       26,632,941   $       32,533,499
                                                                ------------------   ------------------
                                                                ------------------   ------------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                 $          376,450   $          376,450
                                                                ------------------   ------------------
                                                                ------------------   ------------------


          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            SCHEDULE OF INVESTMENTS

                                                             SEPTEMBER 30, 1996
                                                                (UNAUDITED)                        DECEMBER 31, 1995
-----------------------------------------------------------------------------------------------------------------------------
INVESTMENT IN PROPERTIES (PERCENT OF NET ASSETS)                               75.5%                                   86.9%
                                                                           Estimated                               Estimated
                                                                              Market                                  Market
Location                Description                         Cost               Value                Cost               Value
-----------------------------------------------------------------------------------------------------------------------------
Azusa, CA               Warehouse                 $            0      $            0      $   18,546,247      $   15,083,725
Lisle, IL               Office Building               17,524,421          10,400,000          17,524,421          11,600,000
Atlanta, GA             Garden Apartments             15,388,924          13,400,000          15,371,495          12,600,000
Pomona, CA (a)          Warehouse                     23,416,959          17,712,001          23,205,172          17,127,292
Roswell, GA             Retail Shopping Center        31,720,254          29,035,206          31,688,912          32,055,216
Morristown, NJ          Office Building               18,783,206          10,130,970          18,664,969           9,572,688
Bolingbrook, IL         Warehouse                      8,948,030           7,100,000           8,948,028           7,400,000
Farmington Hills, MI    Garden Apartments             13,617,552          14,522,602          13,594,950          14,200,000
Flint, MI               Office Building                7,714,484           5,807,501           7,616,842           6,539,368
Raleigh, NC             Garden Apartments             15,758,699          16,850,000          15,758,699          17,200,000
Nashville, TN           Office Building                8,428,890           8,800,239           8,431,680           8,686,551
Oakbrook Terrace, IL    Office Complex                12,635,106          13,000,000          12,630,193          12,630,193
                                                  --------------      --------------      --------------      --------------
                                                  $  173,936,527      $  146,758,519      $  191,981,608      $  164,695,033
                                                  --------------      --------------      --------------      --------------
                                                  --------------      --------------      --------------      --------------

(a) Includes land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.

INVESTMENT IN INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)                    3.0%                                    3.1%
                                                                           Estimated                               Estimated
                                                                              Market                                  Market
Location                Description                         Cost               Value                Cost               Value
-----------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL        Warehouse/Distribution         1,317,453           1,250,000           1,317,453           1,225,000
Jacksonville, FL        Warehouse/Distribution         1,002,448           1,000,000           1,002,448             975,000
Jacksonville, FL        Warehouse/Distribution         1,442,894           1,300,000           1,442,894           1,300,000
Jacksonville, FL        Warehouse/Distribution         2,370,362           2,350,000           2,370,362           2,300,000
                                                  --------------      --------------      --------------      --------------
                                                  $    6,133,157      $    5,900,000      $    6,133,157      $    5,800,000
                                                  --------------      --------------      --------------      --------------
                                                  --------------      --------------      --------------      --------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                              13.7%                                    7.5%
(see pages 12 and 13 for detail)                                           Estimated                               Estimated
                                                            Face              Market                Face              Market
Description                                               Amount               Value              Amount               Value
-----------------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                         $   26,727,579      $   26,632,940      $   14,282,697      $   14,223,265
                                                  --------------      --------------      --------------      --------------
                                                  --------------      --------------      --------------      --------------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                  10.3%                                    5.6%
(see pages 12 and 13 for detail)                                           Estimated                               Estimated
                                                            Face              Market                Face              Market
Description                                               Amount               Value              Amount               Value
-----------------------------------------------------------------------------------------------------------------------------
Marketable Securities                             $   19,970,000      $   20,109,286      $   10,480,000      $   10,532,155
                                                  --------------      --------------      --------------      --------------
                                                  --------------      --------------      --------------      --------------

OTHER ASSETS                                                                   (2.5%)                                  (3.1%)
(net of liabilities)                                                  $   (5,006,862)                         $   (5,628,594)
                                                                      --------------                          --------------
                                                                      --------------                          --------------

TOTAL NET ASSETS                                                      $  194,393,883                          $  189,621,859
                                                                      --------------                          --------------
                                                                      --------------                          --------------


          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SCHEDULE OF INVESTMENTS

                                                                          SEPTEMBER 30, 1996
                                                                              (UNAUDITED)
                                                                 ----------------------------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)
                                                                                              13.7%
                                                                                          Estimated
                                                                           Face              Market
DESCRIPTION                                                              Amount               Value
---------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Citicorp, 5.95%, October 1, 1996                                $       272,000     $       271,955
US West Communications, 5.32%, October 4, 1996                        2,130,000           2,111,114
Countrywide Home Loan, 5.40%, October 7, 1996                         2,200,000           2,190,760
General Electric Capital Corp, 5.32%, October 9, 1996                 2,200,000           2,195,448
IBM Credit Corp. 5.31%, October 9, 1996                               2,200,000           2,195,457
Coporate Asset Funding, 5.27%, October 10, 1996                       1,430,000           1,419,324
Household Finance Corp, 5.32%, October 10, 1996                       2,270,000           2,264,968
Riverwoods Funding Corp, 5.32%, October 10, 1996                      1,700,000           1,696,232
Allied-Signal Inc, 5.32%, October 11, 1996                            2,200,000           2,194,798
Cargill Inc, 5.37%, October 16, 1996                                  2,000,000           2,000,000
Bell Atlantic Network Funding Corp, 5.39%, October 21, 1996           2,200,000           2,200,000
Aristar Inc, 5.38%, November 11,1996                                    559,000             555,826
Credit Suisse First Boston Inc, 5.33%, November 4, 1996               2,270,000           2,256,557
Duracell Inc, 5.35%, November 7, 1996                                   715,000             710,537
First Data Corp, 5.43%, December 16, 1996                             1,000,000             988,385
                                                                ---------------     ---------------

TOTAL COMMERCIAL PAPER                                               25,346,000          25,251,361

TOTAL CASH                                                            1,381,579           1,381,579
                                                                ---------------     ---------------

TOTAL CASH AND CASH EQUIVALENTS                                 $    26,727,579     $    26,632,940
                                                                ---------------     ---------------
                                                                ---------------     ---------------

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                 10.3%
                                                                                          Estimated
                                                                           Face              Market
DESCRIPTION                                                              Amount               Value
---------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

General Motors Acceptance Corp, 5.76%, March 18, 1997                 1,200,000           1,201,344
Sears Discover Credit Corp, 7.81%, March 18, 1997                     1,150,000           1,185,255
Ford Motor Credit, 6.03%, May 5, 1997                                 1,400,000           1,405,337
Ford Motor Credit, 6.03%, May 5, 1997                                   350,000             354,159
Ford Motor Credit, 9.15%, May 5, 1997                                   500,000             515,010
Key Bank NA, 5.26%, May 14, 1997                                        900,000             899,130
Associates Corp of North America, 7.05%, June 30, 1997                  600,000             621,099
Bank One Columbus, 5.26%, July 1, 1997                                1,110,000           1,108,812
Associates Corp of North America, 5.88%, August 15, 1997              1,230,000           1,230,744
Key Bank of New York, 5.33%, September 4, 1997                        1,300,000           1,298,933
AVCO Financial ServicesInc.,7.50%,  November 11, 1996                   850,000             858,490
PEPSICO Inc.,7.00%, November 15, 1996                                   500,000             508,358
American Express Centurion Bank, 5.52%, November 22, 1996             1,880,000           1,880,000
Caterpillar Financial Services, 5.72%, November 29, 1996              1,200,000           1,201,560
General Motors Acceptance Corp., 7.75% ,December 10, 1996               850,000             872,657
Chrysler Financial Copr., 5.16%, December 17, 1996                    1,000,000             996,300
PNC Bank, 5.39%, January 6, 1997                                      2,200,000           2,206,564
Sears Roebuck Acceptance Corp, 7.48%, February 19, 1997                 100,000             102,187
Sears Roebuck Acceptance Corp,7.72%, February 27, 1997                  800,000             817,318
Dean Wiitter Discover & Co., 5.57%, March 6, 1997                       500,000             500,387
Associates Corp of North America, 4.48%, October 15, 1996               350,000             345,642
                                                                ---------------     ---------------

Total Commercial Paper                                          $    19,970,000     $    20,109,286
                                                                ---------------     ---------------
                                                                ---------------     ---------------


          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SCHEDULE OF INVESTMENTS


                                                                          DECEMBER 31, 1995
                                                                 ----------------------------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                              7.5%
                                                                                          Estimated
                                                                           Face              Market
DESCRIPTION                                                              Amount               Value
---------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Morgan Stanley Group, Inc., 6.10%, January 2, 1996               $    1,146,000      $    1,146,000
Engelhard Corp., 6.25%, January 3, 1996                               1,038,000           1,038,000
Finova Capital Corp., 5.95%, January 4, 1996                            800,000             792,198
Philip Morris Companies Inc., 5.80%, January 5, 1996                    505,000             504,430
Gannett Co. Inc., 5.85%, January 9, 1996                              1,700,000           1,696,409
Hanson Finance, 5.80%, January 12, 1996                                 354,000             352,175

Riverwoods Funding Corp., 5.78%, January 12, 1996                     1,189,000           1,183,273
Finova Capital Corp., 5.97%, January 16, 1996                           780,000             771,980
Smith Barney Inc., 5.79%, January 18, 1996                            1,628,000           1,618,836
Fleet Financial Group, 5.75%, January 30, 1996                        1,700,000           1,689,139
Countrywide Funding Corp., 5.82%, February 14, 1996                   1,500,000           1,488,128
                                                                 --------------      --------------

TOTAL COMMERCIAL PAPER                                               12,340,000          12,280,568


TOTAL CASH                                                            1,942,697           1,942,697
                                                                 --------------      --------------

TOTAL CASH AND CASH EQUIVALENTS                                  $   14,282,697      $   14,223,265
                                                                 --------------      --------------
                                                                 --------------      --------------

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                  5.6%
                                                                                          Estimated
                                                                           Face              Market
DESCRIPTION                                                              Amount               Value
---------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Associates Corp. of North America, 8.75%, February 1, 1996       $      410,000      $      416,810
General Motors Acceptance Corp., 8.75%, February 1, 1996                650,000             658,860
General Motors Acceptance Corp., 8.95%, February 5, 1996                350,000             356,370
General Motors Acceptance Corp., 4.75%, February 14, 1996               430,000             426,212
General Motors Acceptance Corp., 6.01%, February 22, 1996               240,000             240,057
Household Finance Corp., 5.75%, April 19, 1996                        2,000,000           1,996,520
Ford Motor Credit Corp., 6.24%, April 22, 1996                          500,000             500,658
Society National Bank Cleveland, 6.00%, April 25, 1996                  150,000             149,295
International Lease Finance Corp., 5.00%, May 28, 1996                1,000,000             992,120
Transamerica Financial Corp., 8.55%, June 15, 1996                      400,000             409,284
John Deere Capital Corp., 6.16%, July 22, 1996                        1,000,000           1,002,267
Sears Roebuck Acceptance Corp., 8.55%, August 1, 1996                 1,000,000           1,039,335
Key Bank of New York, N.A., 5.43%, September 6, 1996                  1,000,000             999,210
Bank One Columbus, 5.56%, September 12, 1996                          1,000,000             999,297
Associates Corp. of North America, 4.48%, October 15, 1996              350,000             345,860
                                                                 --------------      --------------

Total Commercial Paper                                           $   10,480,000      $   10,532,155
                                                                 --------------      --------------
                                                                 --------------      --------------


              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                         NOTES TO FINANCIAL STATEMENTS OF
              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

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

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              A:   General - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1995 Annual Report on Form 10-K.

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

NOTE 2:  TRANSACTIONS WITH AFFILIATES

         Pursuant to an investment management agreement, The Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 1996 and 1995 management fees incurred by the Partnership were $1,848,541 and $1,730,668 respectively.

         The Partnership also reimburses The Prudential for certain administrative services rendered by The Prudential. The amounts incurred for the nine months ended September 30, 1996 and 1995 were $88,693 and $93,221 respectively and are classified as administrative expenses in the statements of operations.

         The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest is owned by The Prudential and one of its subsidiaries. The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of The Prudential to provide property management services at the Unit warehouses. The property management fees earned by PREMISYS for the nine months ended September 30, 1996 and 1995 were $14,965 and $14,712 respectively.

NOTE 3:  COMMITMENT FROM PARTNER

         On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of September 30, 1996 is approximately $ 50.9 million.

NOTE 6:  PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THOUGHOUT THE PERIOD)

                                 01/01/96     07/01/96    01/01/95    01/01/94     01/01/93     01/01/92    01/01/91    01/01/90
                                    TO          TO           TO          TO           TO           TO          TO          TO
                                 09/30/96     09/30/96    12/31/95    12/31/94     12/31/93     12/31/92    12/31/91    12/31/90
                                 --------     --------    --------    --------     --------     --------    --------    --------
Rent from properties             $  1.4335   $  0.4516    $  1.6387   $  1.2754    $  1.1659   $  1.0727    $  0.9899   $  0.9479
Income from interest in
 properties                      $  0.0383   $  0.0108    $  0.0527   $  0.1838    $  0.2139   $  0.1970    $  0.1791   $  0.1533
Interest on mortgage loans       $  0.0000   $  0.0000    $  0.0000   $  0.0082    $  0.0755   $  0.0711    $  0.0663   $  0.0654
Interest from short-term
 investments                     $  0.1235   $  0.0527    $  0.2199   $  0.1226    $  0.0549   $  0.0653    $  0.1151   $  0.1202
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

INVESTMENT INCOME                $  1.5953   $  0.5151    $  1.9113   $  1.5900    $  1.5102   $  1.4061    $  1.3504   $  1.2868
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

Investment management fee        $  0.1553   $  0.0527    $  0.1936   $  0.1786    $  0.1673   $  0.1642    $  0.1669   $  0.1591
Real estate tax expense          $  0.1470   $  0.0421    $  0.1602   $  0.1399    $  0.1465   $  0.1488    $  0.1168   $  0.1010
Administrative expenses          $  0.1228   $  0.0357    $  0.1484   $  0.1103    $  0.1187   $  0.1046    $  0.0946   $  0.0910
Operating expenses               $  0.1725   $  0.0594    $  0.1546   $  0.1332    $  0.1209   $  0.1241    $  0.0948   $  0.0776
Interest expense                 $  0.0313   $  0.0099    $  0.0381   $  0.0255    $  0.0236   $  0.0215    $  0.0193   $  0.0186
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

EXPENSES                         $  0.6289   $  0.1998    $  0.6949   $  0.5875    $  0.5770   $  0.5632    $  0.4924   $  0.4473
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

NET INVESTMENT INCOME            $  0.9664   $  0.3153    $  1.2164   $  1.0025    $  0.9332   $  0.8429    $  0.8580   $  0.8395
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
Net realized loss on
 investments sold               ($  0.0402) ($  0.0011)   $  0.0000   $ (0.0966)   $ (0.1816)  $  0.0000    $  0.0000   $  0.0000
Net unrealized gain/(loss)
 on investments                 ($  0.2729) ($  0.1451)   $  0.0581   $  0.2169    $  0.0152   $ (1.1359)   $ (0.7770)  $ (0.1543)
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS      ($  0.3131) ($  0.1462)   $  0.0581   $  0.1203    $ (0.1664)  $ (1.1359)   $ (0.7770)  $ (0.1543)
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
Net increase/(decrease) in
 share value                     $  0.6533   $  0.1695    $  1.2745   $  1.1228    $  0.7668   $ (0.2930)   $  0.0810   $  0.6852

Share Value at beginning
 of period                       $ 15.7537   $ 16.2375    $ 14.4792   $ 13.3564    $ 12.5896   $ 12.8826    $ 12.8016   $ 12.1164
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

Share Value at end of period     $ 16.4070   $ 16.4070    $ 15.7537   $ 14.4792    $ 13.3564   $ 12.5896    $ 12.8826   $ 12.8016
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
                                 ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
Ratio of expenses to average
 net assets                          3.92%       1.23%        4.62%       4.27%        4.44%       4.47%        3.81%       3.58%

Ratio of net investment income
 to average net assets               6.02%       1.95%        8.08%       7.29%        7.17%       6.69%        6.63%       6.72%

Number of shares outstanding
 at end of period (000's)           11,848      11,848       12,037      12,241       13,031      14,189       14,993      16,175



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

(a) Liquidity and Capital Resources

At September 30, 1996, the Partnership's liquid assets consisting of cash and cash equivalents and marketable securities totaled $46,742,226. This is an increase of $21,986,806 from liquid assets at December 31, 1995, of $24,755,420. The increase is primarily due to (1) $14,697,789 in cash received from the sale of the Azusa, CA warehouse, (2) operations of the Partnership's properties, and
(3) interest income received from short-term investments. These are partially offset by withdrawals by the partners of $3 million.

The Partnership had established a $10 million annually renewable line of credit with First Fidelity Bank, N.A. to be drawn upon as needed for potential liquidity needs. The line of credit had never been drawn upon. Management did not anticipate any future needs for this credit facility and decided to terminate the line of credit as of October 31, 1995. The Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to The Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately
$50.9 million as of September 30, 1996.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investment in cash and short-term obligations. At September 30, 1996, 22.56% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. This is in excess of the target range because proceeds from the sale, mentioned above, are being retained in the Partnership in anticipation of three potential acquisitions. The Partnership is scheduled to close on a 77,000 square foot office building in Portland, OR, in December 1996, for an estimated purchase price of $10.8 million. In addition, two industrial forward commitments are scheduled to close in mid 1997, one in Denver, CO for an estimated purchase price of $10.4 million, and the other in Salt Lake City, UT for an estimated price of $7 million. The partners withdrew $3 million in March, 1996. Additional withdrawals may be made during the remainder of 1996 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At September 30, 1996, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cash flow from operations will satisfy the Partnership's needs over the next three months and the foreseeable future.

During the quarter ended September 30, 1996, the Partnership expended approximately $264,000 in capital expenditures for tenant alterations, leasing commissions and land improvements. The most significant of these expenses was approximately $166,000 at the industrial property in Pomona, CA relating to a renewal leasing commission and tenant alterations for the Treasure Chest. Other significant capital expended included building improvements of approximately $31,000 at the Morristown, NJ office building, tenant improvements and leasing commissions of approximately $36,000 for Shepherd's Staff Christian Book Store, a new tenant at the Roswell, GA retail center, and major landscaping and parking structure improvements of approximately $23,000 at the Farmington Hills, MI apartment complex.

Projected capital expenditures for the remainder of 1996 total approximately $136,500, which consists of tenant alterations, leasing commissions and land improvements. Approximately $65,000 of the tenant alterations and leasing commissions pertain to tenant renewals at the Pomona, CA industrial property.

Approximately $51,000 of the tenant alterations and leasing commissions are budgeted for vacancies and approximately $10,500 of land improvements are budgeted for the site's traffic improvements at the Roswell, GA retail center. In addition, approximately $10,000 of the tenant alterations and leasing commissions are budgeted for the remaining vacancies at the Morristown, NJ office building. These projected capital expenditures are dependent upon successfully executing new tenant leases or tenant renewals.

(b.1) Results of Operations - Portfolio

The following is a brief comparison of the Partnership's total portfolio results of operations and realized and unrealized losses for the nine months ended September 30, 1996 and 1995.

The Partnership's total net investment income for the first nine months of 1996 was $11,504,617, an increase of $872,325 (8.2%) from $10,632,292 for the corresponding period of 1995. This was largely due to income of approximately $2,381,756 from one apartment and two office building acquisitions that occurred during the second half of 1995, and an increase of approximately $108,000 in income from ongoing property operations. These amounts were partially offset by a decrease of approximately $894,000 in unrelated property activity, and discontinued income of approximately $723,000 due to the sale of a warehouse that occurred in April, 1996.

The Partnership's income unrelated to specific properties was a loss of $815,473, a decrease of $894,387 from income of $78,914 for the corresponding period of 1995. Components of unrelated property activity are $1,469,594 in interest income from short-term investments, $436,526 in administrative expenses, and the investment management fee of $1,848,541. During the nine months ended September 30, 1996, the Partnership experienced a decrease of $688,148 in short-term investment income, an increase of $88,366 in administrative expenses, and an increase of $117,873 in the investment management fee.

During the nine months ended September 30, 1996, the Partnership experienced realized and unrealized losses of $478,638 and $3,253,955, respectively, totaling $3,732,593, on its real estate investments. The realized loss is the result of the sale of the Azusa, CA warehouse. The unrealized loss is the result of a decrease of approximately $3 million in the estimated market value of the Roswell, GA retail center, and a decrease of approximately
$1.2 million in the estimated market value of the industrial property in Lisle, IL. These decreases are partially offset by an increase of approximately $800,000 in the market value of an apartment complex in Atlanta, GA. The explanations for these changes are detailed in the following paragraphs.

(b.2) Results of Operations - Property

The following is a brief comparison of the Partnership's property results of operations and realized and unrealized losses, by investment type, for the nine months ended September 30, 1996 and 1995.

Income from property operations from office buildings for the first nine months of 1996 was $4,522,065, an increase of $1,725,118 (61.7%) from $2,796,947 for the corresponding period in 1995. This was primarily the result of the acquisition of two office buildings, in Nashville, TN and Oakbrook Terrace, IL. These properties accounted for $1,694,560 (60.6%) of the increase in income from office building property operations. Excluding the results of the acquired properties, income from property operations increased $30,558 (1.1%). Revenue at the properties held for the comparable period increased by $109,222, while expenses increased for the comparable period by $78,664.

The five office buildings owned by the Partnership experienced net unrealized losses of $1,108,100 for the first nine months of 1996. The office buildings in Lisle, IL and Flint, MI had unrealized losses totaling
$2,029,517 for the first nine months on 1996. Their occupancy rates at September 30, 1996 were 100% and 81% respectively, representing no change in the Lisle, IL office building, and a decrease of 15% for the Flint, MI office building, as compared to December 31, 1995. The Flint, MI building is expected to be sold at the end of October, 1996, at an anticipated sale price of $5.5 million. The office buildings in Morristown, NJ, Oakbrook Terrace, IL, and Nashville, TN had unrealized gains totaling $921,417. Their occupancy rates at September 30, 1996 were 89%, 99%, and 100%, respectively, representing decreases for the Morristown, NJ (6%), and Oakbrook, IL (1%) office buildings, and an increase in the Nashville, TN (1%) building from December 31, 1995. All vacant office space is being marketed as of September 30, 1996.

Income from property operations for apartment complexes for the first nine months of 1996 was $3,016,868, an increase of $841,225 (38.7%) from $2,175,643 for the corresponding period in 1995. This was primarily the result of the acquisition of an apartment complex in Raleigh, NC, which accounted for $687,195 (31.6%) of the increase of the total apartment complexes' property operations. Excluding the results of the acquired property, income from property operations increased $154,030 (7.1%). Revenue from the properties held for the comparable period increased by $88,672. Expenses decreased for the comparable period by $65,358.

The three apartment complexes owned by the Partnership experienced net unrealized gains of $732,571 for the first nine months of 1996. The apartment complexes in Atlanta, GA and Farmington Hills, MI had unrealized gains totaling $1,082,571 for the first nine months of 1996. Their occupancy rates at September 30, 1996 were 98% and 92%, respectively, representing an increase of 1% in the Atlanta, GA apartment complex, and a decrease of 6% in the Farmington Hills, MI apartment complex, from December 31, 1995. The Raleigh, NC apartment complex had an unrealized loss of $350,000. Occupancy at this property decreased from 96% at December 31, 1995 to 95% at September 30, 1996. All vacant apartments are being marketed as of September 30, 1996.

Income from property operations at the Roswell, GA retail center for the first nine months of 1996 was $2,354,740, a decrease of $190,722 (7.5%) from $2,545,462 for the corresponding period in 1995. Revenue at the properties held for the comparable period decreased by $169,115, while expenses increased by $21,607.

The retail center experienced an unrealized loss of $3,051,348 for the first nine months of 1996. The occupancy rate at September 30, 1996 was 98%, a decrease from the 100% occupancy rate at December 31, 1995. The decrease in occupancy rates is due to a newly developed competitor entering the Roswell, GA retail center market. This property is marketing the vacant space as of September 30, 1996.

Income from property operations for industrial properties for the first nine months of 1996 was $1,970,302, a decrease of $592,928 (23.1%) from $2,563,230 for the corresponding period in 1995. This was primarily the result of the sale of a warehouse in Azusa, CA which accounted for $723,353 (28.2%) of the
decrease.   Excluding the results of the property sold, income from property operations increased by $130,425 (5.1%). Revenue at the properties held for the comparable period increased by $160,730. Expenses increased for the comparable period by $30,305.

The two industrial properties owned by the Partnership experienced unrealized gains of $72,922 for the first nine months of 1996. The warehouse in Pomona, CA had an unrealized gain of $372,922, while the Bolingbrook, IL warehouse had an unrealized loss of $300,000. Their occupancy rates at September 30, 1996 were both 100%, unchanged from December 31, 1995. The warehouse in Azusa, CA which was sold in April, 1996, resulted in a realized loss of $478,638. The gross sale price of the property was $15,250,000, and net proceeds received were $14,697,789.

Income from interest in properties relates to the Partnership's 50% co-investment in the Jacksonville, FL unit warehouses. Income from interest in properties decreased by $15,981 (3.4%) from $472,096 for the three quarters of 1995 to $456,115 for the corresponding period of 1996. For the first nine months of 1996 the co-investment had unrealized gains of $100,000. The occupancy rate for the warehouses at September 30, 1996 was 85%, representing a decrease of 15% from December 31, 1995. This was due to the loss of a major tenant.

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





                 THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                 in respect of
                            The Prudential Variable
                         Contract Real Property Account
          ------------------------------------------------------------




Date:   November 8, 1996                    By: /s/ Esther H. Milnes
       ------------------                      -----------------------

                                            Esther H. Milnes
                                            Vice President





Date:   November 8, 1996                    By: /s/ Linda S. Dougherty
       ------------------                      -----------------------

                                            Linda Dougherty
                                            Vice President, Accounting