Form 10-K
period 1997-12-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1998-03-31
CIK 846581

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)

x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

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
                                    (Registrant)

                                        INDEX

Item No.                                                              Page No.
--------                                                              --------

     Cover Page

     Index                                                                    2

PART I

   1.  Business                                                               3

   2.  Properties                                                             4

   3.  Legal Proceedings                                                      5

   4.  Submission of Matters to a Vote of Security Holder                     5

PART II

   5.  Market for the Registrant's Interests and Related Security
       Holder Matters                                                         6

   6.  Selected Financial Data                                                6

   7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              7

   8.  Financial Statements and Supplementary Data                            15

   9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                               15

PART III

   10. Directors and Executive Officers of Prudential                         16

   11. Executive Compensation                                                 20

   12. Security Ownership of Certain Beneficial Owners and Management         20

   13. Certain Relationships and Related Transactions                         21

PART IV

   14. Exhibits, Financial Statement Schedules and Reports on Form 8-K        22

       Exhibit Index                                                          22

       Signatures                                                             25

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

The Partnership has an investment policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. The largest portion of these real estate investments will be direct ownership interests in income-producing real estate, such as office buildings, agricultural land, shopping centers, hotels, apartments, or industrial properties. From 10% to 15% of the Partnership's assets generally will be invested in short-term or intermediate-term marketable debt instruments. The remainder of the Partnership's assets may be invested in other types of real estate-related investments, including conventional, non-participating mortgage loans, and real estate investment trusts.

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

ITEM 2.  PROPERTIES

The Partnership owns the following properties as of December 31, 1997.

OFFICE FACILITY IN LISLE, ILLINOIS
The property is a four-story office building on 5.6 acres of land. It was constructed in 1985 and contains approximately 102,000 square feet of leasable space. The facility is located at 750 Warrenville Road in the Corporetum Office Park in Lisle, Illinois, 25 miles west of downtown Chicago. At December 31, 1997 the property was 37% leased.

APARTMENT COMPLEX IN ATLANTA, GEORGIA
Brookwood Valley Apartments is a garden apartment complex located approximately 3 miles north of downtown Atlanta. It consists of eight three-story buildings containing a total of 240 units. Construction of the 7.1 acre site was completed in 1987. At December 31, 1997 the property was 99% leased.

WAREHOUSE FACILITY IN POMONA, CALIFORNIA
The Partnership owns six industrial buildings on approximately 28 acres in Pomona, California. The site is approximately 30 miles east of downtown Los Angeles. The buildings were constructed between 1982 and 1984 and contain approximately 531,000 square feet of leasable space. The property was 100%
leased at December 31, 1997.   The land, previously a ground lease, was
purchased in 1997.

SHOPPING CENTER IN ROSWELL, GEORGIA
King's Market shopping center was constructed in 1988. It is located approximately 22 miles north of downtown Atlanta on a 30 acre site. It contains approximately 300,000 square feet of rentable space. At December 31, 1997 it was 96% leased.

OFFICE FACILITY IN MORRISTOWN, NEW JERSEY
This four-story suburban office building was constructed in 1981 and contains 83,000 rentable square feet. It is located on a 5.1 acre site, approximately 30 miles west of New York City. At December 31, 1997 it was 99% leased.

WAREHOUSE FACILITY IN BOLINGBROOK, ILLINOIS
This single-story warehouse was completed in 1989. It contains 224,640 rentable square feet. It is located approximately 20 miles southwest of downtown Chicago. The entire facility is leased to the Gillette Company under a lease expiring in October, 2000.

APARTMENT COMPLEX IN FARMINGTON HILLS, MICHIGAN
Indian Creek Apartments consists of fifteen two-story buildings containing 156 two-bedroom and 40 one- bedroom units. It was constructed in 1988 and is located approximately 20 miles northwest of Detroit. At December 31, 1997, the property was 93% leased.

APARTMENT COMPLEX IN RALEIGH, NC
Dunhill Trace consists of fourteen two and three story apartment buildings. It was constructed and acquired in June, 1995 and located on a 16.2 acre site in Northwest Raleigh, NC. At December 31, 1997 it was 91% leased.

OFFICE FACILITY IN NASHVILLE, TN
Westpark is a 97,000 square foot office center located in suburban Nashville, Tennessee. The property was constructed in 1982. At December 31, 1997 the building was 100% leased.

OFFICE FACILITY IN OAKBROOK TERRACE, ILLINOIS
Oakbrook Terrace Corporate Center is a 123,000 square foot building located in a
western suburb of Oakbrook Terrace, Illinois.   At December 31, 1997 the
property is 100% leased.

OFFICE FACILITY IN BEAVERTON, OREGON
This three story office building was completed in 1995. It contains approximately 72,000 square feet of rentable space. The building is located on a 3.89 acre land parcel in Beaverton, Oregon. At December 31, 1997 the building was 100% leased.

WAREHOUSE CENTER IN SALT LAKE CITY, UTAH
This one story warehouse-distribution facility was completed in 1997. It contains approximately 182,500 square feet of rentable space. The building is located on a 9.605 acre land parcel in Salt Lake City, Utah. At December 31, 1997 the building was vacant.

DISTRIBUTION CENTER IN AURORA, COLORADO
This industrial complex consists of two separate buildings completed in 1997. It contains approximately 278,000 square feet of rentable space. The building is located on an approximate 16 acre land parcel in Aurora, Colorado. At December 31, 1997 the building was vacant.

OFFICE FACILITY IN BRENTWOOD, TENNESSEE
This two story office facility was completed in 1987. It contains approximately 97,000 square feet of rentable space. The building is located on a 6.96 acre land parcel in Brentwood, Tennessee. At December 31, 1997 the building was 100% leased.


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

                                      PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

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

As of March 6, 1998, there were approximately 55,519 Contract Owners of record investing in the Real Property Account.


ITEM 6.  SELECTED FINANCIAL DATA

Information about contract unit values may be found in Note 4 to the Financial Statment on page F-7.




                                                              Year Ended December 31,
                                      ------------------------------------------------------------------------


                                           1997          1996            1995           1994           1993
                                           ----          ----            ----           ----           ----

RESULTS OF OPERATIONS:
Net Investment Income                   $5,880,481    $ 6,615,307     $6,200,851     $5,252,476     $4,906,836
Net Gain/(Loss) on Investment
   in Partnership                       $3,914,170    $(2,197,584)    $  314,267     $  634,661     $ (935,754)
                                        ----------    -----------     ----------     ----------     ----------
Net Increase/(Decrease) in Net Assets
   Resulting From Operations            $9,794,650    $ 4,417,723     $6,515,118     $5,887,137     $3,971,082
                                        ----------    -----------     ----------     ----------     ----------
                                        ----------    -----------     ----------     ----------     ----------


Financial Position:


                                                               Year Ended December 31,
                                      ------------------------------------------------------------------------


                                          1997            1996          1995           1994           1993
                                          ----            ----          ----           ----           ----

Total Assets                          $101,268,264    $90,992,994    $86,101,883    $79,136,103    $75,841,656
                                      ------------    -----------    -----------    -----------    -----------
                                      ------------    -----------    -----------    -----------    -----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of Prudential Variable Contract Real Property Account ("the Account") are invested in the The Prudential Variable Contract Real Property Partnership ("the Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are the Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, "the Partners").

(a) LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities (excluding the Partnership's shares in Meridian Industrial Trust REIT) were $26,851,981. This is a decrease of $18,312,867 from $45,164,848 at December 31, 1996. The decrease is due primarily to the acquisition of five real estate investments in 1997 totaling $37,417,479. This decrease was partially offset by: (1) the sale of the Partnership's interest in a portfolio of industrial properties located in Jacksonville, FL for net proceeds of $6,272,330, (2) operations of the Partnership's properties, and (3) interest income received from the Partnership's short term investments. Sources of liquidity include net cash flow from property operations, interest from short term investments, and dividends on REIT shares.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investment is approximately $47 million as of December 31, 1997.

The Partnership will generally invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investment in cash and short term obligations. At December 31, 1997, 12.06% of the Partnership's assets consisted of cash, cash equivalents and marketable securities (excluding REIT shares).

The Partners made no withdrawals in 1997. Withdrawals may be made during 1998 based upon the percentage of assets invested in short term obligations. The withdrawals should also take into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and
capital expenditures.    Management anticipates that current liquid assets and
ongoing cash flows from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

In 1997, the Partnership made acquisitions aggregating $37,417,479 consisting of the following: an industrial building in Salt Lake City, UT for $5,388,134; an industrial complex in Aurora, CO for $8,540,585; land under an existing industrial complex already owned by the Partnership in Pomona, CA for $4,000,000; an office building in Brentwood, TN for $9,488,755; and 506,894 shares of Meridian Industrial REIT for $10,000,005. These acquisitions were funded entirely by the Partnership's cash reserves.

During 1997, the Partnership made $1,311,864 in capital expenditures for tenant alterations, leasing commissions, land improvements and building improvements. The most significant transaction was $378,959 for tenant alterations and leasing commissions at the office property located in Lisle, IL, which related to a new lease signed with Pitney Bowes. Other significant capital expenditures included tenant alterations and leasing commissions throughout the properties owned by the Partnership. The office property located in Brentwood, TN accounted for $212,983 of the total tenant alterations and leasing commissions. Approximately $104,000 was for tenant alterations and leasing commissions related to a new lease with Service Experts.

Budgeted capital expenditures for 1998 are approximately $8.5 million. Of this amount, $7.3 million is budgeted for tenant improvements and leasing commissions. Four of the Partnership's properties account for the majority of these leasing related capital expenditures. The Lisle, IL office property is budgeted to expend $3.2 million in leasing related capital expenditures. This property, which was previously leased in its entirety to a single tenant, is expected to require $2.8 million in tenant improvements, and $0.5 million in leasing commissions to re-establish 100% occupancy. At the Salt Lake City, UT industrial property, management anticipates $1.0 million of capital to be expended in its effort to lease the currently vacant property. Of the total capital to be expended at this property, $0.8 million is projected for tenant improvements and $0.2 million is anticipated for leasing commissions. At the Aurora, CO industrial property, management anticipates spending $1.7 million in its effort to lease this vacant property. Of the total capital to be expended $1.4 million is projected for tenant improvements and $0.3 million is anticipated for leasing commissions. Management anticipates expending $0.9 million for leasing related capital expenditures at the Morristown, NJ office building. It is anticipated that Smith Barney, a major tenant in the building, will vacate their offices. To secure a new tenant, $0.5 million in tenant improvements, and $0.4 million in leasing commissions will be necessary. All of these projected expenditures relate to prospective leases and are based upon reasonable costs. The actual amount of such expenditures will depend upon the number of new leases signed, the actual needs of the particular construction or repair, and the timing of lease executions.

Other major capital projects planned for 1998 include the following: reconstruction of the lobby and common areas at the Lisle, IL office building ($0.6 million); refurbishment and upgrading the heating ventilation and air conditioning system at this same property ($0.2 million); residing and painting the exterior on the Atlanta, GA residential community ($0.1 million); and reconfiguration of the traffic flow in and around the Atlanta, GA retail property ($0.1 million).

(b) RESULTS OF OPERATIONS

The following is a brief comparison of the Partnership's results of operations for the years ended December 31, 1997, 1996 and 1995.

1997 VS. 1996

The Partnership's net investment income for 1997 was $13,789,747, a decrease of
$1,629,771 from net investment income of $15,419,518 in 1996.   This decrease is
the result of the factors discussed below.

Income from property operations, including income from interest in properties, was $14,651,366 in 1997, a decrease of $1,410,043 from $16,061,406 in 1996.
This decrease, in income, was primarily due to the results of sales of two portfolio properties, and an increased vacancy in a third property. Decrease in income for $1,646,337 resulted from the sales of the Flint, MI office park, and the Azusa, CA industrial center; while an increased vacancy in the Lisle, IL office property accounted for another $673,119. The effects of the decrease in income from these properties were partially offset by $342,829 due to the acquisitions of a new office property in Brentwood, TN and 506,894 REIT shares.

Rent from properties was $21,582,968 in 1997, a decrease of $1,216,726 from $22,799,694 in 1996.

The majority of this decrease is attributable to properties held for a full year in 1996 and sold during 1997. Also contributing to the decrease was a decrease in rent collected at the Lisle, IL office property which became 100% vacant in the fourth quarter.

Income from interest in properties relates to the Partnership's 50% co-investment in several warehouse properties (the Unit warehouses). Income from this source decreased from $606,558 in 1996 to $435,296 in 1997, for a total decrease of $171,262. The primary reason for the decrease was due to the sale of the Partnership's interest in these properties on September 30, 1997.

Dividend income from real estate investment trusts totaled $158,154. The 506,894 shares of Meridian Industrial REIT were acquired on September 24, 1997.

Administrative expenses on the Statement of Operations includes property operations and the administration of the Partnership. Property administrative expenses in 1997 were $2,009,449, an increase of $355,564 from $1,653,885 in
1996. This increase was primarily due to the acquisition of three new properties, plus a full year of administrative expenses for a property acquired at the end of 1996.

Property operating expenses for 1997 were $3,296,350, an increase of $391,730 from $2,904,620 in 1996. In 1997, this increase was primarily due to a full year ownership of the office property in Beaverton, OR and expenses incurred for new acquisitions, including the industrial buildings in Salt Lake City, UT and Aurora, CO. These three properties contributed $274,530 to the increased operating expenses. The acquisition of the office building in Brentwood, TN contributed $103,234.

Real estate taxes for 1997 were $2,208,972, a decrease of $158,432 from $2,367,404 in 1996. This decrease was primarily due to the sale of the office building located in Flint, MI in December 1996, which resulted in a decrease of $162,701; and the sale of the industrial property in Asuza, CA in April 1996, which resulted in a decrease of $51,149. These decreases were partially offset by increased real estate taxes at the office property in Oakbrook Terrace, IL of $50,513, and an increase of $40,908 at the industrial property in Bolingbrook, IL.

Administrative expense related to the Partnership was $316,705 in 1997, an increase of $105,157 from $211,548 in 1996.

The investment management fee for 1997 was $2,640,470, an increase of $146,241 from the 1996 management fee of $2,494,229. This fee is computed at 1.25% of gross assets which were significantly higher in 1997 than 1996.

The following is a comparison of the Partnership's property results of operations and realized and unrealized gains or losses, by investment type, for the twelve months ended December 31, 1997 and December 31, 1996.

OFFICE PROPERTIES

Net investment income from property operations for the office properties in 1997 was $5,329,310. This was a decrease of $488,187 (8.4%) from $5,817,497 in 1996.
The decrease was primarily due to the sale of an office building in Flint, MI which accounts for $1,001,711 of the decrease; and lowered rental income at the Lisle, IL office property which accounts for $673,119 of the decrease. These factors are offset by owning an office building in Beaverton, OR for a full year ($833,643), and the acquisition of the second office property in Brentwood, TN ($194,851). For office properties held for the comparable period, net investment income increased by $318,674 (6.5%) from $4,877,349 in 1996, to $5,196,023 in 1997.

The office properties owned by the Partnership experienced a net unrealized gain of $1,897,749 in 1997. The largest net unrealized gain was attributable to the office property in Oakbrook Terrace, IL and was due to the improving office market conditions in suburban Chicago. The Morristown, NJ and the Brentwood, TN office properties also experienced net unrealized gains of $557,241 and
$576,381, respectively.   Unrealized losses of $28,285 at the Summit Building in
Beaverton, OR , and $13,602 at the Lisle, IL office property offset these gains.

The Partnership acquired a second office property in Brentwood, TN. The 97,378 square foot suburban office building was acquired on September 15, 1997 for $9,488,755. This property was 100% occupied at the time of acquisition.

Occupancy at the Beaverton, OR, Oakbrook Terrace, IL and Brentwood, TN properties remained unchanged from December 31, 1996 at 100% . Occupancy at the Morristown, NJ property increased from 93% to 100%, while occupancy dropped from 100% at the Lisle, IL office property at December 31, 1996 to 37% at year end 1997. As of December 31, 1997, all vacant spaces are being marketed.

APARTMENT COMPLEXES

Net investment income from apartment property operations was $3,888,263 in 1997, a decrease of $37,487 from $3,925,750 in 1996.

The three apartment communities owned by the Partnership experienced a net unrealized gain of $1,053,061 during 1997. The Atlanta, GA property was the largest contributor to the gain as it appreciated $1,392,186. This gain was attributable to increased rental rates and occupancy. The Farmington Hills, MI property also had a net unrealized gain of $80,839 due to increased rental rates. The Raleigh, NC community had a net unrealized loss of $328,481 due to the appraisal assumptions concerning above market rentals expiring and subsequently renewing at lower market rates.

Weighted average occupancy at the Partnership's residential communities increased from 93.1%, as of December 31, 1996, to 94.3% as of December 31, 1997. The occupancy at the Atlanta, GA and Farmington Hills, MI communities improved from 93% and 89%, respectively, as of December 31, 1996 to 99% and 93%, respectively, at year end 1997. The occupancy at the Raleigh, NC community slipped from 97% at the end of 1996 to 91% as of December 31, 1997.

RETAIL PROPERTIES

Net investment income for the Partnership's retail properties decreased to $2,758,995 in 1997, from $3,129,390 in 1996. This decrease was primarily due to decreased occupancy at the shopping center earlier in the year. Revenues decreased by $299,474 and expenses increased by $70,920 from the prior year.

The retail center had an unrealized gain of $1,109,099. This was a result of changes in the assumed capital needs of the property, and the leasing of vacant spaces in the third and fourth quarters which stabilized future cash flows and brought occupancy back up to 96%.

The shopping center was 96% occupied as of December 31, 1997, unchanged from the
prior year.    Currently, there are three vacant suites.  All vacant spaces are being marketed.

INDUSTRIAL PROPERTIES

Net investment income from industrial property operations was $2,526,820 in 1997, a decrease of $661,949 from $3,188,769 in 1996. The primary reason for the decline was the sale of the industrial complex in Azusa, CA, in April 1996, which accounted for $644,625 of the decrease. The sale of the Partnership's investment in the Jacksonville, FL industrial properties, in September 1997, also contributed to the decline in net investment income. For properties held for comparable periods in 1996 and 1997, net investment income increased from $1,941,812 to $2,042,184, respectively.

The Partnership acquired three industrial properties in 1997. The first acquisition was a 182,500 square foot building in Salt Lake City, UT for $5,388,134. The second acquisition was a two building 277,500 square foot facility in Aurora, CO for $8,540,585. As of December 31, 1997, both properties were vacant. The third acquisition was land under the Partnership's existing Pomona CA, industrial complex. The Partnership acquired the land under a purchase option for $4,000,000.

The industrial properties (including the recently purchased land) had $1,901,523 of net unrealized appreciation in 1997. The largest single gain of $1,740,917 was attributable to the purchase of the land under the Pomona, CA property. The Salt Lake City, UT and Aurora, CO properties experienced $38,133 and $140,585 negative net appreciation as a result of softer market conditions.

As of December 31, 1997, occupancy at the Partnership's Pomona, CA and Bolingbrook, IL, industrial properties remained unchanged from December 31, 1996 at 100%. As of December 31, 1997, both the Salt Lake City, UT and Aurora, CO properties were 100% vacant. As of December 31, 1997, all vacant spaces were being marketed.

The partnership sold its interest in the Jacksonville, FL warehouses for net sales proceeds of $6.3 million, resulting in a gain of $284,581.

The Partnership also acquired 506,894 shares of Meridian Industrial Trust for $10,000,005 on September 24, 1997. Meridian is a self administered and self-managed equity real estate investment trust engaged in owning, operating, and leasing high quality, modern industrial properties nationwide. As of December 31, 1997, these shares experienced a $2,523,800 net unrealized gain and generated $147,978 in net investment income. These shares were purchased in a private transaction at a favorable, below-market price.


1996 VS. 1995

The Partnership's net investment income for 1996 was $15,419,518, an increase of $699,247 (4.8%) from net investment income of $14,720,271 in 1995. The increase was primarily due to higher net income from property operations ($1,455,941), offset by a higher management fee ($152,351) and lower interest income from short-term investments ($526,479).

Income from property operations, including income from interest in properties, was $16,061,409 for 1996. This was an increase of $980,119 (6.5%) from
$15,081,290, in 1995. This was primarily due to increased rent from properties (approximately $2,973,000). The increase was offset by increased operating expenses (approximately $1,034,000) and real estate taxes (approximately $429,000).

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

Income from interest in properties relates to the Partnership's 50% co-investment in several warehouses (the Unit warehouses). Income from this source decreased approximately $31,624 (4.9%) from $638,183 in 1995 to $606,558 in 1996. The reduction is the result of GATX vacating a portion of its space in October and the space not being re-leased.

Administrative expenses on the Statement of Operations includes property operations and the administration of the Partnership. Property administrative expenses for 1996 were $1,653,934. This was $78,271 (5.0%) higher than the $1,575,663 for 1995. The increase was primarily due to a full year of administrative expenses of approximately $234,000 from the Nashville, TN office building, Oakbrook Terrace, IL office facility and the Raleigh, NC apartment complex. The increase was partially offset by the sale of two 1996 properties totaling approximately $130,000.

Property operating expenses for 1996 were $2,904,620 compared to $1,870,183 for 1995, an increase of $1,034,437 (55%). This increase was primarily due to a full year of operating expenses totaling approximately $943,000 related to the Raleigh, Oakbrook Terrace and Nashville properties, all of which were acquired in 1995. Increases were also due to the Morristown office property incurring window repairs of approximately $21,000, and an increase to its grounds contract for approximately $59,000 offset by lower repairs and maintenance expenses totaling $23,000. The Atlanta and the Farmington Hills apartments had increases totaling approximately $57,000 for 1996 apartment make-ready due to higher turnover as compared to 1995.

Real estate taxes for 1996 were $2,367,404, an increase of $429,314 (22.2%) from $1,938,090 for 1995. The increase was primarily due to a full year of real estate tax expenses totaling approximately $572,000 related to the Raleigh, Oakbrook Terrace and Nashville properties. At the Morristown office building, real estate taxes increased by approximately $32,000. These increases were offset by decreases of approximately $106,000, as a result of the Azusa and Flint properties being sold in 1996. Real estate taxes at the Farmington Hills apartments decreased approximately $26,000 due to last year's tax appeal.

Administrative expenses related to the Partnership totaled $211,499 for 1996. This is an increase of $7,930 (3.6%) from $219,429 for 1995.

The investment management fee for 1996 was $2,494,229. This was $152,351 (6.5%) higher than the 1995 fee of $2,341,878. The fee is computed at 1.25% of gross assets. During 1996, gross assets were slightly higher than the prior year due to cash flows retained by the Partnership and increased market values of the real estate investments.


The following is a brief comparison of the Partnership's property results of operations and realized and unrealized gains or losses, by investment type, for the twelve months ended December 31, 1996 and December 31, 1995.

During 1996, the Partnership recognized an unrealized loss of $3,211,436 on its real estate investments. This represents 1.9% of the value of the investments at December 31, 1995. The retail center experienced the largest unrealized loss, of approximately $3,787,000. The offices had a net unrealized loss of approximately $560,000. The industrial properties had a net unrealized loss of approximately $75,000 offset by the apartments' net unrealized gains of approximately $1,210,000.

Occupancy at the Partnership's properties at December 31, 1996 was generally lower than at December 31, 1995. During 1996, the Partnership acquired a 72,109 square feet office building in Beaverton, Oregon. At December 31, 1996, the Beaverton office building was 100% occupied by five tenants and there are no expirations in 1997.

OFFICE PROPERTIES

The Lisle, IL office had an unrealized loss of approximately $1,700,000 (14.7% of its year-end 1995 value). This was caused by R.R. Donnelley (sole-tenant) not renewing its lease, which expired September 1997, and the anticipated expenses that would be incurred in order to re-lease the building in 1997. The Morristown property experienced an unrealized gain of approximately $409,000 (4.3% of its December 31, 1995 value), due to improved market conditions in the Northern NJ market. The Nashville office experienced an unrealized gain of approximately $166,000. The increase represented 1.9% of its year-end 1995 value. The rise in value reflects the expectations of continued high occupancy and the potential for higher rental rates in the future. The Oakbrook Terrace office building had an increase of $565,000 (4.5% of its December 31, 1995 value). This was the result of two tenant rent increases that occurred in 1996.

Occupancy at the Lisle, IL office building remained at 100% during 1996. R.R. Donnelley had given notice they will be vacating their space in 1997. The Oakbrook Terrace office building continued its 99% occupancy. The Nashville office building occupancy remained at 99%. During 1996, a total of 25,394 square feet was re-leased, leaving a vacant space of 1,350 square feet. During 1997, at the Nashville office building, 11,966 square feet expired. Occupancy at the Morristown office decreased from 98% to 93% as of December 31, 1996. There are four vacant suites totaling 9,583 square feet. During 1996, Mutual of Omaha renewed their lease of 5,479 square feet and Sprint Spectrum signed a two month temporary agreement for 4,010 square feet, while Chase Home Mortgage vacated their suite of 4,010 square feet. During 1997, at the Morristown office building, a total of 15,753 square feet was up for renewal. All vacant spaces are currently being marketed.

APARTMENT COMPLEXES

The Partnership's Atlanta apartment complex had an unrealized gain of approximately $1,083,000 (8.6% of its year-end 1995 value), and the Farmington Hills apartment complex had an unrealized gain of approximately $477,000 (3.4% of its year-end 1995 value). These increases were primarily the result of higher rental rates and occupancy than were previously projected for these properties. The luxury garden apartment complex in Raleigh had an unrealized loss of approximately $350,000 (2.0% of its year-end 1995 value). The property had experienced lowered loss of occupancy but recovered to a December 31, 1996 occupancy of 97%.

Occupancy at the Atlanta and the Farmington Hills apartments decreased from 97% and 98% at December 31, 1995 to 93% and 88%, in 1996. Occupancy at the Raleigh apartments increased from 95% at December 31, 1995 to 97% at the end of 1996. All vacant apartments were being marketed as of December 31, 1996.

RETAIL PROPERTIES

The Partnership's sole retail property in Roswell, GA, had an unrealized loss of $3,786,554 (11.8% of its December 31, 1995 value). This was due to increased competition in the local market resulting in downward pressure on rental rates and occupancy.

Occupancy at the Roswell center decreased from 99% at December 31, 1995 to 96% at December 31, 1996, a loss of 3%. During 1996, a total of 10,464 square feet expired and 4,127 square feet was renewed. Shepherd's Staff Christian Book Store leased 6,100 square feet. Two tenants leasing a total of 6,100 square feet have vacated prior to their lease expiration. At December 31, 1996 a total of 10,464 square feet remained vacant. Several lease proposals were in negotiation, while all other vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

The Bolingbrook warehouse had the largest unrealized loss of this property type, approximately $300,000 (4.1% of its year-end 1995 value). Gillette, a tenant of the entire property, indicated that they needed additional space and will relocate at the expiration of their lease in 2000. The Pomona property had an unrealized gain of approximately $175,000 (1.0% of its year-end 1995 value), as a result of signing leases that maintained the property occupancy at 100%. The market values of the four Unit warehouses, in which the Partnership owns a 50% interest at the end of 1996, had an unrealized gain of approximately $50,000 (0.9% of their December 31, 1995 value).

Occupancy at the Pomona warehouse remained at 100%. During 1996, a total of 234,292 square feet expired and was re-leased. The most significant renewal was SCI signing an amendment to their lease to extend the term for five years. During 1997, JB Engineering's 49,697 square feet lease expired. Occupancy at the Bolingbrook warehouse also remained at 100%. Gillette's lease of this entire facility will expire in the year 2000, at which time they will relocate. At the Unit warehouses, occupancy decreased from 100% in 1995 to 85% in 1996. GATX vacated its space in October and the space has not been leased. All vacant spaces are being marketed as of December 31, 1996.

During 1996, the Partnership sold its Azusa, CA industrial property and its Flint, MI office building. The sale of these two properties resulted in a realized loss of $1,573,147. The Flint, MI property had the largest loss of $1,094,521 (16.7% of its year-end 1995 value). This was the result of both the uncertain economic outlook and leasing demand in Flint, MI, as well as the physical condition of the property. The Azusa property had a realized loss of $478,627 (3.2% of its year-end 1995 value). The gross sales price of the property was $15,250,000 and the net proceeds were $14,697,789.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules on pages F-1 and F-2.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PRUDENTIAL

                              DIRECTORS OF PRUDENTIAL

FRANKLIN E. AGNEW, Director since 1994 (current term expires April, 2000). Member, Finance Committee; Member, Committee on Dividends; Member, Corporate Governance Committee. Business Consultant since 1987. Senior Vice President, H.J. Heinz from 1971 to 1986. Mr. Agnew is also a director of Bausch & Lomb Inc.; John Wiley & Sons, Inc.; and Erie Plastics Corporation. Age 63.

FREDERIC K. BECKER, Director since 1994 (current term expires April, 1999). Member, Auditing Committee; Member, Committee on Business Ethics; Member, Corporate Governance Committee. President, Wilentz Goldman and Spitzer, P.A. (law firm) since 1989, with firm since 1960. Age 62.

JAMES G. CULLEN, Director since 1994 (current term expires April, 2001). Member, Compensation Committee; Member, Committee on Business Ethics. President and CEO, Telcom Group, Bell Atlantic Corporation since 1997. Vice-
Chairman, Bell Atlantic Corporation from 1995-1997.   Mr. Cullen is also a
director of Bell Atlantic Corporation and Johnson & Johnson.  Age 55.

CAROLYNE K. DAVIS, Director since 1989 (current term expires April, 2001). Member, Compensation Committee; Member, Finance Committee; Member, Committee on Business Ethics. Independent Health Care Advisor. National and International Health Care Advisor, Ernst and Young, LLP from 1985 to 1997. Dr. Davis is also a director of Merck & Co. Inc., Beckman Instruments, Inc. , Minimed Inc., Beverley Enterprises, and Science Applications International Corporation. Age 66.

ROGER A. ENRICO, Director since 1994 (current term expires April, 2002). Member, Committees on Nominations & Corporate Governance; Member, Compensation Committee. Chairman and CEO, PepsiCo, Inc. since 1996. Originally with PepsiCo, Inc. since 1971. Mr. Enrico is also a director of PepsiCo. Inc., A. M. Belo Corporation and Dayton Hudson Corporation. Age 53.

ALLAN D. GILMOUR, Director since 1995 (current term expires April, 1999). Member, Finance Committee; Member, Committee on Dividends. Retired since 1995. Vice Chairman, Ford Motor Company, from 1993 to 1995. Mr. Gilmour originally joined Ford in 1960. Mr. Gilmour is also a director of Whirlpool Corporation, USWest Inc., DTE Energy Company and The Dow Chemical Company. Age 63.

WILLIAM H. GRAY III, Director since 1991 (current term expires April, 2000). Member, Executive Committee; Member, Finance Committee; Chairman, Committees on Nominations & Corporate Governance. President and Chief Executive Officer, United Negro College Fund/UNCF, since 1991. Mr. Gray is also a director of Warner-Lambert Co., Chase Manhattan Corp., The Chase Manhattan Bank, Municipal Bond Investors Assurance Corp., Westinghouse Electric Corp., Union Pacific Corp., Lotus Development Corp., Electronic Data Systems, and Rockwell International Corp. Age 56.

JON F. HANSON, Director since 1991 (current term expires April, 2003). Member, Committee on Dividends; Member, Finance Committee. Chairman, Hampshire Management Company since 1976. Mr. Hanson is also a director of Orange & Rockland Utilities, Inc., Consolidated Delivery and Logistics, and United Water Resources. Age 61.

GLEN H. HINER, JR., Director since 1997 (current term expires April, 2001). Member, Compensation Committee. Chairman and Chief Executive Officer, Owens Corning since 1991. Mr. Hiner is also a director of Dana Corporation. Age 64.

CONSTANCE J. HORNER, Director since 1994 (current term expires April, 2002). Member, Committees on Nominations & Corporate Governance; Member, Auditing Committee. Guest Scholar, The Brookings Institution since 1993. Ms. Horner is also a director of Pfizer, Inc., Foster Wheeler Corporation, and Ingersoll-Rand Corporation. Age 56.

GAYNOR N. KELLEY, Director since 1997 (current term expires April, 2001). Member, Auditing Committee. Retired since 1996. Former Chairman and Chief Executive Officer, The Perkins Elmer Corporation from 1990 to 1996. Mr. Kelley is also a director of Hercules Incorporated, Arrow Electronics, Inc., and Alliant Techsystems. Age 66.

BURTON G. MALKIEL, Director since 1978 (current term expires April, 2002). Chairman, Finance Committee; Member, Committee on Dividends; Member, Executive Committee. Professor of Economics, Princeton University, since 1988. Dr. Malkiel is also a director of The Jeffrey Company, Vanguard Group, Inc., Banco Bilbao Vizcaya, Baker Fentress & Company and The Southern New England Telecommunications Company. Age 65.

ARTHUR F. RYAN, Chairman of the Board, President and Chief Executive Officer of Prudential since 1994. President and Chief Operating Officer, Chase Manhattan Corp. from 1990 to 1994, with Chase since 1972. Age 55.

IDA F.S. SCHMERTZ, Director since 1997 (current term expires April, 2004). Member, Finance Committee. Principal, Investment Strategies International since 1994. Age 62.

CHARLES R. SITTER, Director since 1995 (current term expires April, 1999). Member, Finance Committee; Member, Committee on Dividends. Retired since 1996. President, Exxon Corporation from 1993 to 1996. Age 67.

DONALD L. STAHELI, Director since 1995 (current term expires April, 1999). Member, Compensation Committee; Member, Auditing Committee. Retired since 1997. Chairman and CEO, Continental Grain Company from 1994 to 1997. President and CEO, Continental Grain Company form 1988 to 1994. Mr. Staheli is also a director of Bankers Trust Company and Bankers Trust New York Corporation . Age 66.

RICHARD M. THOMSON, Director since 1976 (current term expires April, 2000). Chairman, Executive Committee; Chairman, Compensation Committee; Member, Committee on Nominations & Corporate Governance. Chairman of the Board, The Toronto-Dominion Bank 1997. Mr. Thomson is also a director of The Toronto-Dominion Bank, CGC, Inc., INCO, Limited., The Thomson Corp., S.C. Johnson and Son, Inc., and Canadian Occidental Petroleum , Ltd. Age 64.

JAMES A. UNRUH, Director since 1996 (current term expires April, 2000). Member, Compensation Committee. Retired since 1997. Chairman and CEO, Unisys Corporation from 1990 to 1997. Mr. Unruh is also the director of Ameritech Corporation. Age 56.

P. ROY VAGELOS, M.D., Director since 1989 (current term expires April, 2001). Chairman, Auditing Committee; Member, Committee on Nominations & Corporate Governance; Member, Executive Committee. Chairman, Regeneron Pharmaceuticals since 1995. Chairman and CEO, Merck & Co., Inc. from 1986 to 1994. Dr. Vagelos
is also a director of The Estee Lauder Companies Inc. and PepsiCo., Inc.   Age
68.

STANLEY C. VAN NESS, Director since 1990 (current term expires April, 2002). Chairman, Committee on Business Ethics; Member, Auditing Committee; Chairman, Executive Committee. Counselor at Law, Picco Herbert Kennedy (law firm) since 1990. Mr. Van Ness is also a director of Jersey Central Power and Light Company. Age 64.

PAUL A. VOLCKER, Director since 1988 (current term expires April, 2000). Chairman, Committee on Dividends; Member, Executive Committee; Member, Committee on Nominations & Corporate Governance. Consultant since 1996. Chairman, James
D. Wolfensohn, Inc. from 1988 to 1996.   Chief Executive Officer, James D.
Wolfensohn, Inc. from 1995 to 1996. Mr. Volcker is also a public member of the Board of Governors of the American Stock Exchange, a member of the Board of Overseers of TIAA-CREF, and a director of UAL Corporation, Bankers Trust New York Corporation, and Nestle, S.A.; a public member of the Board of Governors, American Stock Exchange; and a Board of Overseers of TIAA-CREF. Age 70.

JOSEPH H. WILLIAMS, Director since 1994 (current term expires April, 2002). Member, Committee on Dividends; Member, Auditing Committee. Director, The Williams Companies since 1971. Chairman and Chief Executive Officer, The Williams Companies from 1979 to 1993. Mr. Williams is also director of Flint Industries, The Orvis Company, and MTC Investors, LLC. Age 64.

                      EXECUTIVE OFFICERS OF THE PRUDENTIAL


ARTHUR F. RYAN, Chairman, Chief Executive Officer, and President since 1994; prior to 1994, President and Chief Operating Officer, Chase Manhattan Corp. Age 55.

E. MICHAEL CAULFIELD, Chief Executive Officer, Prudential Investments since 1996; Chief Executive Officer, Money Management Group from 1995-1996; President, Prudential Preferred Financial Services. Age 51.

MICHELE S. DARLING, Executive Vice President, Human Resources since 1997; prior to 1997, Executive Vice President, Canadian Imperial Bank of Commerce, Toronto, Canada. Age 44.

ROBERT GOLDEN, Executive Vice President, Corporate Operations and Systems since 1997; prior to 1997, Executive Vice President, Prudential Securities, Inc. Age 51.

MARK B. GRIER, Executive Vice President, Financial Management since 1997; Chief Financial Officer from 1995 to 1997; prior to 1995, Executive Vice President, Chase Manhattan Corp. Age 45.

RODGER A. LAWSON, Executive Vice President, Marketing and Planning since 1996; President and CEO, Van Eck Global from 1994 to 1996. Age 51.

JOHN V. SCICUTELLA, Chief Executive Officer, Individual Insurance Group since 1997; Executive Vice President Operations and Systems from 1995 to 1997; prior to 1995, Executive Vice President, Chase Manhattan Corp. Age 48.

R. BROCK ARMSTRONG, Senior Vice President, Individual Insurance Development since 1997; prior to 1997, Executive Vice President, London Insurance Group. Age 50.

JAMES J. AVERY, JR., Senior Vice President and Chief Actuary since 1997; President Prudential Select from 1995 to 1997; prior to 1995, Chief Financial Officer, Prudential Select. Age 46.

MARTIN A. BERKOWITZ, Senior Vice President and Comptroller since 1995; prior to 1995, Senior Vice President and Chief Financial Officer, Prudential Investment Corporation. Age 49.

WILLIAM M. BETHKE, Chief Investment Officer since 1997; prior to 1997, Senior Vice President. Age 50.

RICHARD CARBONE, Senior Vice President and CFO since 1997; 1995-1997, Controller, Salomon Brothers, from 1995 to 1997; prior to 1995, Controller, Bankers Trust. Age 50.

LEO J. CORBETT, Senior Vice President, Individual Insurance Marketing since 1997; prior to 1997, Managing Director, Lehman Brothers. Age 49.

MARK R. FETTING, President, Prudential Retirement Services since 1996; prior to 1996, President, Prudential Defined Contribution Services. Age 43.

WILLIAM D. FRIEL, Senior Vice President and Chief Information Officer since 1993. Age 58.

BRUCE J. GOODMAN, Chief Executive Officer, Prudential Service Company since 1995; 1993-1995, Senior Vice President. Age 56.

JONATHAN M. GREENE, President, Investment Management since 1996; prior to 1996, Vice President, T. Rowe Price Associates, Inc. Age 54.

JEAN D. HAMILTON, President, Diversified Group since 1995; prior to 1995, President, Prudential Capital Group. Age 51.

RONALD P. JOELSON, Senior Vice President, Guaranteed Products since 1997; President, Prudential Investments Guaranteed Products from 1996 to 1998; prior to 1996, Managing Director, Enterprise Planning Unit. Age 40.

IRA J. KLEINMAN, Executive Vice President, International Insurance Group since 1997; prior to 1997, Senior Vice President. Age 50.

NEIL A. McGUINNESS, Senior Vice President, Marketing, Prudential Investments since 1996; prior to 1996, Managing Director, Putnam Investments. Age 51.

PRISCILLA A. MYERS, Senior Vice President, Audit, Compliance and Investigation since 1995; 1989-1995, Vice President and Auditor, Prudential. Age 48.

RICHARD O. PAINTER, President, Prudential Insurance & Financial Services since 1995; prior to 1995, Senior Vice President, New York Life Insurance Company. Age 49.

I. EDWARD PRICE, Senior Vice President and Actuary since 1995; prior to 1995, Chief Executive Officer, Prudential International Insurance. Age 55.

KIYOFUMI SAKAGUCHI, President, International Insurance Group since 1995; prior to 1995, Chairman and CEO, The Prudential Life Insurance Co., Ltd., Japan. Age 54.

BRIAN M. STORMS, President, Mutual Funds and Annuities, Prudential Investments since 1996; prior to 1996, Managing Director, Fidelity Investments. Age 43.

ROBERT J. SULLIVAN, Senior Vice President, Sales, Prudential Investments since 1997; prior to 1997, Managing Director, Fidelity Investments. Age 59.

SUSAN L. BLOUNT, Vice President and Secretary since 1995; prior to 1996, Assistant General Counsel. Age 40.

C. EDWARD CHAPLIN, Vice President and Treasurer since 1995; prior to 1995, Managing Director and Assistant Treasurer. Age 41.


ITEM 11.  EXECUTIVE COMPENSATION

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 1997, 1996 and 1995 management fees incurred by the Partnership were $2,640,470; $2,494,229; and $2,341,878, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the years ended December 31, 1997, 1996 and 1995 were $115,346; $116,818; and $123,919, respectively, and are classified as administrative expenses in the Statements of Operations.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest is owned by Prudential and one of its subsidiaries. In September 1997, the Unit warehouses were sold as part of an industrial package for cash of $12,544,659. The partnership's share of the proceeds was $6,272,329.

The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of Prudential, sold by Prudential in 1997, to provide property management services at the Unit warehouses. The property management fee earned by PREMISYS, incurred by the Partnership and Prudential for the years ended December 31, 1997, 1996 and 1995 was $32,175; $36,000; and $31,360,
respectively.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          See the Index to Financial Statement on pages F-1 and F-2.

     2.   Financial Statement Schedules

          The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements in Item 8 of this Annual Report on Form 10-K:

          III.  Real Estate Owned:  Properties
          III.  Real Estate Owned:  Interest in Properties

          See the Index to Financial Statement on pages F-1 and F-2.

     3.   Documents Incorporated by Reference

          See the following list of exhibits.

     4.   Exhibits

          See the following list of exhibits.

(b)  Reports on Form 8-K.

     See Form 8-K as filed May 17, 1996.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

     3.3 Resolution of the Board of Directors establishing The Prudential Insurance Variable Contract Real Property Account, filed as Exhibit
          (3C) to Form S-1, Registration

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

     9.   None.

     10.1 Investment Management Agreement between The Prudential Insurance Company of America and The Prudential Variable Contract Real Property Partnership filed as Exhibit (10A) to Pre-Effective Amendment No. 1 to Form S-1, Registration Statement No. 33-20083, filed May 2, 1988, and incorporated herein by reference.

     10.2 Service Agreement between The Prudential Insurance Company of America and The Prudential Investment Corporation, filed as Exhibit (10B) to Form S-1 , Registration Statement No. 33-8698, filed September 12, 1986, and incorporated herein by reference.

     10.3 Partnership Agreement of The Prudential Variable Contract Real Property Partnership filed as Exhibit (10C) to Pre-Effective Amendment No. 1 to Form S-1, Registration Statement No. 33-20083, filed May 2, 1988, and incorporated herein by reference.

     11.  Not applicable.

     12.  Not applicable.

     13.  None.

     18.  None.

     21.  Not applicable.

     22.  Not applicable.

     23.  None.

     24. Powers of Attorney: James Cullen, Glen Hiner, Jr., Gaynor Kelley, Ida Schmertz, Michele Darling, Robert Golden, R. Brock Armstrong, James Avery, Richard Carbone, Leo Corbett, Mark Fetting, Jean Hamilton, Ronald Joelson, Robert Sullivan.

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

                     THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                    in respect of
                The Prudential Variable Contract Real Property Account
                ------------------------------------------------------
                                     (Registrant)





Date:   March 31, 1998                            By: /s/
     --------------------------                      ---------------------------
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


Signature                                  Title                      Date
---------                                  -----                      ----

*                                  Chairman of the Board and     March 31, 1998
 ------------------------------    Chief Executive Officer
Arthur F. Ryan

*                                  Chief Financial Officer       March 31, 1998
 ------------------------------
Richard Carbone



                                   By:  */s/
                                         ---------------------
                                   Thomas C. Castano
                                   (Attorney-in-Fact)




Signature                                  Title                      Date
---------                                  -----                      ----

*                                  Director                      March 31, 1998
 ------------------------------
Franklin E. Agnew

*                                  Director                      March 31, 1998
 ------------------------------
Frederic K. Becker

*                                  Director                      March 31, 1998
 ------------------------------
James G. Cullen

*                                  Director                      March 31, 1998
 ------------------------------
Carolyne K. Davis

*                                  Director                      March 31, 1998
 ------------------------------
Roger A. Enrico

*                                  Director                      March 31, 1998
 ------------------------------
Allan D. Gilmour

*                                  Director                      March 31, 1998
 ------------------------------
William H. Gray, III

*                                  Director                      March 31, 1998
 ------------------------------
Jon F. Hanson

*                                  Director                      March 31, 1998
 ------------------------------
Glen H. Hiner, JR.

*                                  Director                      March 31, 1998
 ------------------------------
Constance J. Horner

*                                  Director                      March 31, 1998
 ------------------------------
Gaynor N. Kelley

*                                  Director                      March 31, 1998
 ------------------------------
Burton J. Malkiel

*                                  Director                      March 31, 1998
 ------------------------------
Ida F.S. Schmertz



                                   By:  */s/
                                         ---------------------
                                   Thomas C. Castano
                                   (Attorney-in-Fact)




Signature                                  Title                      Date
---------                                  -----                      ----

*                                  Director                      March 31, 1998
 ------------------------------
Charles R. Sitter

*                                  Director                      March 31, 1998
 ------------------------------
Donald L. Staheli

*                                  Director                      March 31, 1998
 ------------------------------
Richard M. Thomson

*                                  Director                      March 31, 1998
 ------------------------------
James A. Unruh

*                                  Director                      March 31, 1998
 ------------------------------
P. Roy Vagelos, M.D.

*                                  Director                      March 31, 1998
 ------------------------------
Stanley C. Van Ness

*                                  Director                      March 31, 1998
 ------------------------------
Paul A. Volcker

*                                  Director                      March 31, 1998
 ------------------------------
Joseph H. Williams




                                   By:  */s/
                                         ---------------------
                                   Thomas C. Castano
                                   (Attorney-in-Fact)

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (Registrant)

                                      INDEX

                                                                         Page
                                                                         ----
A.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

      Report of Independent Accountants                                   F-3

      Financial Statements:

          Statements of Net Assets - December 31, 1997 and 1996           F-5

          Statements of Operations and Changes In Net Assets -
          Years Ended December 31, 1997, 1996 and 1995                    F-5

          Notes to the Financial Statements                               F-6

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

     Report of Independent Accountants                                    F-9

     1.   Financial Statements:

          Statements of Assets and Liabilities - December 31, 1997
          and 1996                                                       F-11

          Statements of Operations -Years Ended December 31, 1997, 1996
          and 1995                                                       F-12

          Statements of Changes in Net Assets - Years Ended
          December 31, 1997, 1996 and 1995                               F-13

          Statements of Cash Flows - Years Ended December 31, 1997,
          1996 and 1995                                                  F-14

          Schedule of Investments - December 31, 1997 and 1996           F-15

          Notes to the Financial Statements                              F-18

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

REPORT OF INDEPENDENT ACCOUNTANTS


To the Contract Owners of the
Prudential Variable Contract Real Property Account and the Board of Directors of The Prudential Insurance Company of America


In our opinion, the accompanying statements of net assets and the related statements of operations and changes in net assets present fairly, in all material respects, the financial position of Prudential Variable Contract Real Property Account at December 31, 1997 and 1996, and the results of its operations and the changes in its net assets for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Prudential Insurance Company of America's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares owned in The Prudential Variable Contract Real Property Partnership at December 31, 1997 and 1996, provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
New York, New York
March 20, 1998

INDEPENDENT AUDITORS' REPORT

To the Partners of
The Prudential Variable Contract Real Property Account
Newark, New Jersey

We have audited the accompanying statements of operations and changes in net assets of the Prudential Variable Contract Real Property Account ("Real Property Account") for the year ended December 31, 1995. These financial statements are the responsibility of the Real Property Account's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in net assets of The Prudential Variable Contract Real Property Account for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Parsippany, New Jersey
March 1, 1996

                             FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                            STATEMENTS OF NET ASSETS

                                                                                        DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                                        -----------------   -----------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership (Note 3)                                                       $  101,268,264       $  90,992,994
                                                                                        -----------------   -----------------
                                                                                        -----------------   -----------------

NET ASSETS, representing:
Equity of Contract Owners (Note 4)                                                         $   59,242,776       $  56,878,802
Equity of Prudential Insurance Company of America                                              42,025,488          34,114,192
                                                                                        -----------------   -----------------
                                                                                           $  101,268,264       $  90,992,994
                                                                                        -----------------   -----------------
                                                                                        -----------------   -----------------


                 STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------------
                                                                              1997                1996               1995
                                                                        --------------  -----------------   -----------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                       $   6,361,101   $       7,088,695   $       6,651,513

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
     Expense Risk and for Administration (Note 5)                             480,620             473,388             450,662
                                                                        --------------  -----------------   -----------------

NET INVESTMENT INCOME                                                       5,880,481           6,615,307           6,200,851
                                                                        --------------  -----------------   -----------------

Net Change in Unrealized Gain (Loss) on Investments in Partnership          3,772,996          (1,474,373)            314,267
Net Realized Gain (Loss) on Sale of Investments in Partnership                141,173            (723,211)                  0
                                                                        --------------  -----------------   -----------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                        9,794,650           4,417,723           6,515,118
                                                                        --------------  -----------------   -----------------

CAPITAL TRANSACTIONS:

Net Contributions (Withdrawals) by Contract Owners (Note 7)                (3,343,849)         (2,022,824)            588,074

Net Contributions (Withdrawals) by Prudential Insurance Company
  of America                                                                3,824,469           2,496,212            (137,412)
                                                                        --------------  -----------------   -----------------

NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                           480,620             473,388             450,662
                                                                        --------------  -----------------   -----------------

TOTAL INCREASE IN NET ASSETS                                               10,275,270           4,891,111           6,965,780

NET ASSETS:
Beginning of year                                                          90,992,994          86,101,883          79,136,103
                                                                        --------------  -----------------   -----------------
End of year                                                             $ 101,268,264   $      90,992,994   $      86,101,883
                                                                        --------------  -----------------   -----------------
                                                                        --------------  -----------------   -----------------

       SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-6 THROUGH F-8.

                       NOTES TO THE FINANCIAL STATEMENTS OF
               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                        FOR THE YEAR ENDED DECEMBER 31, 1997

NOTE 1:  GENERAL

The Prudential Variable Contract Real Property Account (the "Real Property Account") was established on November 20, 1986 by resolution of the Board of Directors of The Prudential Insurance Company of America ("Prudential"), as a separate investment account pursuant to New Jersey law. The assets of the Real Property Account are segregated from Prudential's other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Prudential. These products are Variable Appreciable Life Insurance ("PVAL60"/"PVAL90"), Discovery Plus ("PDISC+"), and Variable Investment Plan ("VIP").

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     BASIS OF ACCOUNTING

The financial statements are prepared in conformity with generally accepted accounting principles (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

B.     INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At December 31, 1997 and 1996 the Real Property Account's interest in the Partnership was 46.1% or 5,465,515 shares.

C.     INCOME RECOGNITION

Net investment income and realized and unrealized gains and losses are recognized daily. Amounts are based upon the Real Property Account's proportionate interest in the Partnership.

D. EQUITY OF THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

Prudential maintains a position in the Real Property Account for property acquisitions and capital expenditure funding needs. The position is also utilized for liquidity purposes including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not have an effect on the Contract owner's account or the related unit value.

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in the Partnership, the number of shares held by the Account in the Partnership, the Partnership share value and the aggregate cost of investments in the Accounts' shares held at December 31, 1997 and 1996 were as follows:

                                          1997           1996
                                          ----           ----
INVESTMENT:                           $101,268,264    $90,992,994
SHARE VALUE:                             $18.52861      $16.64859
SHARES OUTSTANDING:                      5,465,515      5,465,516
COST:                                  $63,790,895    $63,790,895

NOTE 4:  CONTRACT OWNER UNIT INFORMATION

Outstanding Contract owner units, unit values and total value of Contract owner equity at December 31, 1997 and 1996 were as follows:


1997:
-----

                                        PDISC+/VIP       PVAL60         PVAL90          Total
                                        ----------       ------         ------          -----
CONTRACT OWNER
  UNITS OUTSTANDING:                     5,706,175     13,838,774     19,469,599     39,014,548
UNIT VALUE:                             $  1.48380    $   1.54807    $   1.50761
CONTRACT OWNER EQUITY:                  $8,466,823    $21,423,391    $29,352,562    $59,242,776


1996:
-----

                                        PDISC+/VIP       PVAL60         PVAL90          Total
                                        ----------       ------         ------          -----
CONTRACT OWNER
UNITS OUTSTANDING:                       6,307,919     14,481,635     20,561,123     41,350,677
UNIT VALUE:                             $  1.34933    $   1.39926    $   1.36684
CONTRACT OWNER EQUITY:                  $8,511,464    $20,263,573    $28,103,765    $56,878,802


NOTE 5:   CHARGES AND EXPENSES

A.     MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense charges are determined daily using an effective annual rate of 1.0%, 0.6%, 0.9%, and 1.2% for PDISC+, PVAL60, PVAL90, and VIP respectively. Mortality risk is that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed the estimated expenses. For the years ended December 31, 1997 and 1996, the amount of these charges paid to Prudential was $471,674 and $464,909, respectively.


B.     ADMINISTRATIVE CHARGES

Administrative charges are determined daily using an effective annual rate of 0.2% for PDISC+. Administrative charges include costs associated with issuing the Contract, establishing and maintaining records, and providing reports to Contract owners. For the years ended December 31, 1997 and 1996, the amount of these charges paid to Prudential was $8,946 and $8,479, respectively.

NOTE 6:  TAXES

Prudential is taxed as a "life insurance company" as defined by the Internal Revenue Code and the results of operations of the Real Property Account form a part of Prudential's consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Real Property Account. As such, no provision for tax liability has been recorded in these financial statements.

NOTE 7:  NET WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the Prudential products for the year ended December 31, 1997 was as follows:


                                        PDISC+/VIP       PVAL60/PVAL90            Total
                                        ----------       -------------            -----
CONTRACT OWNER NET PAYMENTS:           $   698,756        $  8,463,594         $9,162,350
POLICY LOANS:                                    0          (1,932,364)         (1,932,364)
POLICY LOAN REPAYMENTS AND INTEREST:             0             975,817             975,817
SURRENDERS, WITHDRAWALS, AND DEATH
  BENEFITS:                             (1,441,179)         (3,808,846)         (5,250,025)
ADMINISTRATIVE AND OTHER CHARGES:           (3,867)         (4,372,490)         (4,376,357)
NET TRANSFERS FROM/TO OTHER
  SUBACCOUNTS OR FIXED RATE OPTIONS:      (107,204)         (1,816,066)         (1,923,270)
                                         ---------         -----------         ------------
NET WITHDRAWALS                          $(853,494)        $(2,490,355)        $(3,343,849)
                                         ---------         -----------         ------------
                                         ---------         -----------         ------------

NOTE 8:  UNIT ACTIVITY

Transactions in units for the years ended December 31, 1997 and 1996 were as follows:


1997:
-----
                                      PDISC+/VIP        PVAL60/PVAL90
                                      ----------        -------------

CONTRACT OWNER CONTRIBUTIONS:        1,018,212.099       6,933,479.372
CONTRACT OWNER REDEMPTIONS:         (1,619,955.766)     (8,658,259.658)


1996:
-----
                                      PDISC+/VIP        PVAL60/PVAL90
                                      ----------        -------------
CONTRACT OWNER CONTRIBUTIONS:        1,090,424.904       8,934,265.218
CONTRACT OWNER REDEMPTIONS:         (1,399,897.340)    (10,137,311.602)

NOTE 9:  PURCHASES AND SALES OF INVESTMENTS

There were no purchases or sales of investments in the Partnership during the years ended December 31, 1997 and 1996.

                          REPORT OF INDEPENDENT ACCOUNTANTS

February 20, 1998

To the Partners of Prudential
Variable Contract Real Property Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Variable Contract Real Property Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of the Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
New York, New York

INDEPENDENT AUDITORS' REPORT

To the Partners of
The Prudential Variable Contract Real Property Partnership
Newark, New Jersey

We have audited the accompanying statements of operations, changes in net assets and cash flows of the Prudential Variable Contract Real Property Partnership (the "Partnership") for the year ended December 31, 1995 and the per share data and ratios for each of the three years in the period ended December 31, 1995. These financial statements and the per share data and ratios are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the per share data and ratios based on our audits.

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

In our opinion, such financial statements and per share data and ratios present fairly, in all material respects, the results of operations, changes in net assets and cash flows of The Prudential Variable Contract Real Property Partnership for the year ended December 31, 1995 and the per share data and ratios for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Parsippany, New Jersey
March 1, 1996

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF ASSETS AND LIABILITIES


                                                                         DECEMBER 31, 1997  DECEMBER 31, 1996
                                                                         -----------------  -----------------
ASSETS
REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
  (cost:  12/31/97 -- $201,670,248; 12/31/96 -- $177,082,291)                 $181,317,624       $151,074,276
  Interest in properties at estimated market value
  (cost:12/31/97--$0; 12/31/96--$6,133,157)                                              0          5,850,000
  Real estate investment trust (cost:  12/31/97 -- $10,000,005;
   12/31/96 -- $0)                                                              12,523,805                  0
                                                                         -----------------  -----------------

         Total real estate investments                                         193,841,429        156,924,276

MARKETABLE SECURITIES - At estimated market value
   (cost:  12/31/97 -- $13,939,000; 12/31/96 -- $24,345,000)                    13,971,421         24,426,644

CASH AND CASH EQUIVALENTS                                                       12,880,560         20,738,204

DIVIDEND RECEIVABLE                                                                146,999                  0

ACCRUED INVESTMENT INCOME AND OTHER ASSETS
   (net of allowance for uncollectible accounts:  12/31/97 --
   $68,000; 12/31/96 -- $56,000)                                                 1,904,726          2,066,916
                                                                         -----------------  -----------------

         Total assets                                                         $222,745,135       $204,156,040
                                                                         -----------------  -----------------
                                                                         -----------------  -----------------

LIABILITIES AND PARTNERS' EQUITY

OBLIGATION UNDER CAPITAL LEASE                                                           0         $4,072,677

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           $1,842,027          1,640,360

DUE TO AFFILIATES                                                                  832,922            719,200

OTHER LIABILITIES                                                                  538,413            467,009
                                                                         -----------------  -----------------

         Total liabilities                                                       3,213,362          6,899,246
                                                                         -----------------  -----------------

PARTNERS' EQUITY                                                               219,531,773        197,256,794
                                                                         -----------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                        $222,745,135       $204,156,040
                                                                         -----------------  -----------------
                                                                         -----------------  -----------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                   11,848,275         11,848,275
                                                                         -----------------  -----------------
                                                                         -----------------  -----------------

SHARE VALUE AT END OF PERIOD                                                        $18.53             $16.65
                                                                         -----------------  -----------------
                                                                         -----------------  -----------------


The accompanying notes are an integral part of these financial statements.

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             STATEMENTS OF OPERATIONS


                                                                                            YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------------
                                                                                    1997            1996               1995
                                                                             -------------      -------------      -------------
INVESTMENT INCOME:
 Revenues from real estate and improvements                                    $21,582,968        $22,799,694        $19,827,044
 Income from interest in properties                                                435,296            606,558            638,183
 Dividend income from real estate investment trusts                                158,184                  0                  0
 Interest on short-term investments                                              2,305,364          2,134,386          2,660,865
                                                                             -------------      -------------      -------------

         Total investment income                                                24,481,812         25,540,638         23,126,092
                                                                             -------------      -------------      -------------
EXPENSES:
 Investment management fee                                                       2,640,470          2,494,229          2,341,878
 Real estate taxes                                                               2,208,972          2,367,404          1,938,090
 Administrative expense                                                          2,326,155          1,865,433          1,795,092
 Operating expense                                                               3,296,350          2,904,620          1,870,183
 Interest expense                                                                  220,118            489,434            460,578
                                                                             -------------      -------------      -------------

         Total investment expenses                                              10,692,065         10,121,120          8,405,821
                                                                             -------------      -------------      -------------

NET INVESTMENT INCOME                                                           13,789,747         15,419,518         14,720,271
                                                                             -------------      -------------      -------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
 Net proceeds from real estate investments
   sold                                                                          6,297,422         20,497,789                  0
 Less:  Cost of real estate investments sold                                     6,274,539         26,610,932                  0
        Realization of prior years' unrealized
        gain on real estate investments sold                                      (283,157)        (4,539,996)                 0
                                                                             -------------      -------------      -------------
 Net gain (loss) realized on real estate
             investments sold                                                      306,040         (1,573,147)                 0
                                                                             -------------      -------------      -------------

 Change in unrealized gain (loss) on real estate
  investments                                                                    8,179,192         (3,211,436)           661,623
                                                                             -------------      -------------      -------------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                                                           8,485,232         (4,784,583)           661,623
                                                                             -------------      -------------      -------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                               $22,274,979        $10,634,935        $15,381,894
                                                                             -------------      -------------      -------------
                                                                             -------------      -------------      -------------


The accompanying notes are an integral part of these financial statements.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      STATEMENTS OF CHANGES IN NET ASSETS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------------
                                                                                   1997              1996                1995
                                                                             -------------      -------------      -------------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS:
 Net investment income                                                         $13,789,747        $15,419,518        $14,720,271
 Net gain (loss) realized on real estate
   investments sold                                                                306,040         (1,573,147)                 0
 Net unrealized gain (loss)  from real estate
   investments                                                                   8,179,192         (3,211,436)           661,623
                                                                             -------------      -------------      -------------

         Net increase in net assets resulting from
           operations                                                           22,274,979         10,634,935         15,381,894
                                                                             -------------      -------------      -------------

NET DECREASE IN NET ASSETS RESULTING
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
    (Shares: 1997 -- 0;  1996 -- 188,409;
     1995 -- 204,350)                                                                    0         (3,000,000)        (3,000,000)
                                                                             -------------      -------------      -------------
         Net decrease in net assets resulting from
          capital transactions                                                           0         (3,000,000)        (3,000,000)
                                                                             -------------      -------------      -------------

NET INCREASE IN NET ASSETS                                                      22,274,979          7,634,935         12,381,894

NET ASSETS -  Beginning of year                                                197,256,794        189,621,859        177,239,965
                                                                             -------------      -------------      -------------

NET ASSETS -  End of year                                                     $219,531,773       $197,256,794       $189,621,859
                                                                             -------------      -------------      -------------
                                                                             -------------      -------------      -------------


The accompanying notes are an integral part of these financial statements.

         THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                          STATEMENTS OF CASH FLOWS


                                                                                           YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------------
                                                                                  1997                1996               1995
                                                                             -------------      -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                           $22,274,979        $10,634,935        $15,381,894
Adjustments to reconcile net increase in net assets
   resulting from operations to net cash provided by
   operating activities:
     Net realized and unrealized (gain) loss on
        investments                                                             (8,485,232)         4,784,583           (661,623)
      (Increase) decrease in:
         Dividend receivable                                                      (146,999)                 0                  0
         Accrued investment income and other assets                                162,190           (323,611)           474,790
      (Decrease) increase in:
         Obligation under capital lease                                            (72,677)           190,256             77,585
         Accounts payable and accrued expenses                                     201,667           (502,254)         1,337,548
         Due to affiliates                                                         113,722             36,405             58,589
         Other liabilities                                                          71,404           (197,060)            18,156
                                                                             -------------      -------------      -------------

  Net cash flows from operating activities                                      14,119,054         14,623,254         16,686,939
                                                                             -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments
    sold                                                                         6,297,422         20,497,789                  0
  Acquisition of real estate property                                          (23,417,474)       (10,713,722)       (36,774,343)
  Acquisition of real estate investment trust                                  (10,000,005)                 0                  0
  Improvements and additional costs on prior purchases:
    Additions to real estate owned                                              (1,311,864)          (997,893)        (1,050,197)
    Additions to real estate partnerships                                                0                  0            (24,415)
  Sale (purchase) of marketable securities                                      10,455,223        (13,894,489)         5,292,044
                                                                             -------------      -------------      -------------

  Net cash flows from investing activities                                     (17,976,698)        (5,108,315)       (32,556,911)
                                                                             -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                                 0         (3,000,000)        (3,000,000)
 Principal payments on capital lease obligation                                 (4,000,000)                 0                  0
                                                                             -------------      -------------      -------------

  Net cash flows from financing activities                                      (4,000,000)        (3,000,000)        (3,000,000)
                                                                             -------------      -------------      -------------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                                                   (7,857,644)         6,514,939        (18,869,972)

CASH AND CASH EQUIVALENTS - Beginning of year                                   20,738,204         14,223,265         33,093,237
                                                                             -------------      -------------      -------------

CASH AND CASH EQUIVALENTS - End of year                                        $12,880,560        $20,738,204        $14,223,265
                                                                             -------------      -------------      -------------
                                                                             -------------      -------------      -------------

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for interest                                          $220,118           $376,450           $376,450
                                                                             -------------      -------------      -------------
                                                                             -------------      -------------      -------------

The accompanying notes are an integral part of these financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                 DECEMBER 31,1997                     DECEMBER 31, 1996
                                                          --------------------------------      --------------------------------
                                                                                ESTIMATED                             ESTIMATED
                                                                                  MARKET                                MARKET
                                                               COST                VALUE              COST               VALUE
                                                          ----------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                                82.6%                                 76.6%
Location                 Description
--------------------------------------------------------------------------------------------------------------------------------
Lisle, IL                Office Building                    $17,916,983        $10,278,959        $17,524,421         $9,900,000
Atlanta, GA              Garden Apartments                   15,446,293         15,100,000         15,396,738         13,707,814
Pomona, CA               Warehouse                           23,637,049         19,504,612         23,456,751         17,553,849
Roswell, GA              Retail Shopping Center              31,858,198         29,547,042         31,754,073         28,333,818
Morristown, NJ           Office Building                     18,931,914         10,805,918         18,797,224         10,113,986
Bolingbrook, IL          Warehouse                            8,948,028          7,100,000          8,948,028          7,100,000
Farmington Hills, MI     Garden Apartments                   13,641,971         14,805,258         13,623,952         14,706,400
Raleigh, NC              Garden Apartments                   15,804,860         16,525,751         15,762,951         16,854,252
Nashville, TN            Office Building                      8,613,828          9,611,329          8,379,326          8,800,436
Oakbrook Terrace, IL     Office Complex                      12,725,366         14,100,000         12,725,105         13,290,000
Beaverton, OR            Office Complex                      10,728,285         10,700,000         10,713,722         10,713,721
Salt Lake City, UT       Industrial Building                  5,388,134          5,350,000                  0                  0
Aurora, CO               Industrial Building                  8,540,585          8,400,000                  0                  0
Brentwood, TN            Office Complex                       9,488,755          9,488,755                  0                  0
                                                          ----------------------------------------------------------------------
                                                           $201,670,248       $181,317,624       $177,082,291       $151,074,276
                                                          ----------------------------------------------------------------------
                                                          ----------------------------------------------------------------------

INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)                                        0.0%                                  3.0%
Location                 Description
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL         Warehouse/Distribution                      $0                 $0         $1,317,453         $1,225,000
Jacksonville, FL         Warehouse/Distribution                       0                  0          1,002,448          1,000,000
Jacksonville, FL         Warehouse/Distribution                       0                  0          1,442,894          1,325,000
Jacksonville, FL         Warehouse/Distribution                       0                  0          2,370,362          2,300,000
                                                          -------------       ------------       ------------       ------------
                                                                     $0                 $0         $6,133,157         $5,850,000
                                                          -------------       ------------       ------------       ------------
                                                          -------------       ------------       ------------       ------------

REAL ESTATE TRUST (PERCENT OF NET ASSETS)                                             5.7%                                  0.0%


--------------------------------------------------------------------------------------------------------------------------------
Meridian REIT Shares (506,894 shares)                       $10,000,005        $12,523,805                 $0                 $0
                                                          -------------       ------------       ------------       ------------
                                                          -------------       ------------       ------------       ------------

                                                                 DECEMBER 31,1997                     DECEMBER 31, 1996
                                                          --------------------------------      --------------------------------
                                                                                ESTIMATED                             ESTIMATED
                                                                FACE              MARKET               FACE             MARKET
                                                               AMOUNT              VALUE              AMOUNT             VALUE
                                                          ----------------------------------------------------------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                         6.4%                                 12.4%
(See pages F-14 to F-15 for details)
Description
--------------------------------------------------------------------------------------------------------------------------------
Marketable Securities                                       $13,939,000        $13,971,421        $24,345,000        $24,426,644
                                                          -------------       ------------       ------------       ------------
                                                          -------------       ------------       ------------       ------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                     5.9%                                 10.5%
(See pages F-14 to F-15 for details)
Description
--------------------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                                   $12,918,158        $12,880,560        $20,804,826        $20,738,204
                                                          -------------       ------------       ------------       ------------
                                                          -------------       ------------       ------------       ------------

The accompanying notes are an integral part of these financial statements.

               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                 SCHEDULE OF INVESTMENTS

                                                                                     DECEMBER 31, 1997
                                                                              -------------------------------
                                                                                  FACE             ESTIMATED
                                                                                 AMOUNT          MARKET VALUE
                                                                              ------------       ------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                            6.4%

International Lease Finance Corp., 5.92%, January 15, 1998                        $500,000           $499,083
Smith Barney Holding Inc., 5.70%, January 28, 1998                               1,304,000          1,285,475
Suntrust Banks, 8.875%, February 1, 1998                                         1,500,000          1,517,880
Chase Manhattan Bank, 5.75%, February 10, 1998                                   2,000,000          2,000,000
Beneficial Corp., 9.125%, February 15, 1998                                        700,000            705,948
Citicorp, 10.15%, February 15, 1998                                                200,000            207,324
General Motors Acceptance Corp., 5.9%, February 19, 1998                           985,000            994,545
General Motors Acceptance Corp., 5.9875%, February 23, 1998                      1,300,000          1,299,363
American General Finance Corp., 7.25%, March 1, 1998                               500,000            507,880
Commercial Credit Co., 5.7%, March 1, 1998                                         375,000            375,199
Associates Corp. of North America, 7.3%, March 15, 1998                            400,000            406,635
International Lease Finance Corp., 5.75%, March 15, 1998                           400,000            399,940
Morgan Guaranty Trust Co., 5.85%, March 16, 1998                                   500,000            499,855
Royal Bank of Canada, 5.91%, June 17, 1998                                       2,000,000          1,998,853
FCC National Bank, 5.75281%, July 2, 1998                                        1,025,000          1,024,202
General Mills Inc., 5.38%, July 8, 1998                                            250,000            249,238
                                                                              ------------       ------------

TOTAL MARKETABLE SECURITIES                                                    $13,939,000        $13,971,421
                                                                              ------------       ------------
                                                                              ------------       ------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                        5.9%

Barnett Bank, Inc., 6.70%, January 2, 1998                                      $1,235,000         $1,234,540
American Greetings Corp., 6.26%, January 5, 1998                                 1,250,000          1,247,179
Xerox Capital, 5.85%, January 6, 1998                                            1,000,000            995,775
Nike Inc., 6.10%, January 8, 1998                                                1,215,000          1,213,353
Paccar Financial Corp., 5.85%, January 9, 1998                                   1,000,000            996,100
Pitney Bowes Credit Corp., 6.00%, January 13, 1998                                 750,000            747,375
Merrill Lynch & Co., Inc. 5.85%, January 15, 1998                                1,000,000            994,313
Bank of Montreal, 5.90%, January 16, 1998                                        1,000,000          1,000,000
Countrywide Home Loan, Inc., 5.85%, January 22, 1998                             1,000,000            993,175
General Electric Capital Corp., 5.74%, February 9, 1998                          1,000,000            990,593
                                                                              ------------       ------------

TOTAL CASH EQUIVALENTS                                                          10,450,000         10,412,402

CASH                                                                             2,468,158          2,468,158
                                                                              ------------       ------------

TOTAL CASH AND CASH EQUIVALENTS                                                $12,918,158        $12,880,560
                                                                              ------------       ------------
                                                                              ------------       ------------

The accompanying notes are an integral part of these financial statements.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                    DECEMBER 31, 1996
                                                                           ----------------------------------
                                                                                FACE              ESTIMATED
                                                                               AMOUNT           MARKET VALUE
                                                                           ---------------     --------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                           12.4%

PNC Bank, 5.48%, January 6, 1997                                                $2,200,000         $2,199,643
Wells Fargo, 5.54%, January 28, 1997                                             2,300,000          2,300,446
Sears Roebuck Acceptance Corp, 7.48%, February 19, 1997                            100,000            102,187
General Motors Acceptance Corp, 5.88%, February 27, 1997                           105,000            107,143
Sears Roebuck Acceptance Corp,7.72%, February 27, 1997                             800,000            812,000
Dean Witter Discover & Co., 5.75%, March 6,1997                                    500,000            500,387
General Motors Acceptance Corp, 5.74%, March 18, 1997                            1,200,000          1,201,344
Sears Discover Credit Corp, 7.81%, March 18, 1997                                1,150,000          1,164,548
American Home Products, 6.88%, April 15, 1997                                    2,000,000          2,019,323
Ford Motor Credit, 5.90%, May 5, 1997                                            1,400,000          1,405,337
Ford Motor Credit, 5.90%, May 5, 1997                                              350,000            350,875
Ford Motor Credit, 9.15%, May 7, 1997                                              500,000            515,010
Key Bank NA, 5.58%, May 14, 1997                                                   900,000            899,130
American Express Centurion Bank, 5.58%, June 10, 1997                            2,300,000          2,299,862
Associates Corp of North America, 7.05%, June 30, 1997                             600,000            604,766
Bank One Columbus, 5.58%, July 1, 1997                                           1,110,000          1,108,812
Associates Corp of North America, 5.88%, August 15, 1997                         1,230,000          1,230,744
Key Bank of New York, 4.82%, September 4, 1997                                   1,300,000          1,298,740
Bank One Milwaukee, NA, 5.26%, October 8, 1997                                   1,000,000          1,002,870
Morgan Guaranty Trust Co., 5.38%, November 14, 1997                              1,000,000            999,271
Norwest Financial Inc., 6.50%, November 15, 1997                                   300,000            302,286
Norwest Corp., 5.55%, November 21, 1997                                          2,000,000          2,001,922
                                                                           ---------------     --------------

TOTAL MARKETABLE SECURITIES                                                    $24,345,000        $24,426,644
                                                                           ---------------     --------------
                                                                           ---------------     --------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                       10.5%

Gateway Fuel Corp, 7.15%, January 2, 1997                                       $2,177,000         $2,176,135
Bell Atlantic Financial Services, 5.50%, January 14, 1997                        2,650,000          2,638,664
Pioneer Hi-Bred Intl, 5.47%, January 15, 1997                                    1,200,000          1,194,712
Bank of Montreal, 5.43%, January 27, 1997                                        2,300,000          2,300,000
Canadian Imperial Bank, 5.39%, January 27, 1997                                  2,400,000          2,400,000
HJ Heinz Co., 5.46%, January 29, 1997                                            2,370,000          2,354,184
General Electric Capital Corp, 5.34%, February 3, 1997                           2,300,000          2,279,871
Bankers Trust Co., 5.35%, February 20, 1997                                      2,000,000          2,007,723
Colonial PL Co Note, 5.60%, February 21, 1997                                      800,000            792,658
Colonial PL Co Note, 5.35%, March 4, 1997                                          783,000            773,109
General Electric Capital Corp., 5.45%, March 14, 1997                              300,000            296,321
                                                                           ---------------     --------------
TOTAL CASH EQUIVALENTS                                                          19,280,000         19,213,378

CASH                                                                             1,524,826          1,524,826
                                                                           ---------------     --------------

TOTAL CASH AND CASH EQUIVALENTS                                                $20,804,826        $20,738,204
                                                                           ---------------     --------------
                                                                           ---------------     --------------

The accompanying notes are an integral part of these financial statements.

                           NOTES TO FINANCIAL STATEMENTS OF
                PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                   FOR YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

The Partnership's investments are valued on a daily basis, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net assets of the Partnership are valued using the estimated market value of its investments as described in Notes 1A and 1B below, plus an estimate of net investment income from operations reduced by any liabilities of the Partnership.

The periodic adjustments to property values described in Notes 1A and 1B below and the corrections of previous estimates of net investment income are made on a prospective basis. There can be no assurance that all such adjustments and estimates will be made timely.

Shares of the Partnership are sold to Prudential Variable Contract Real Property Account, Pruco Life Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Accounts") at the current share value of the Partnership's net assets. Share value is calculated by dividing the estimated market value of net assets of the Partnership as determined below by the number of shares outstanding. A Contract owner participates in the Partnership through interests in the Real Property Accounts.

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

          The Chief Appraiser of Prudential Insurance Company Comptroller's Department Valuation Unit (Valuation Unit) is responsible to assure that the valuation process provides independent and accurate market value estimates. In the interest of maintaining and monitoring the independence and accuracy of the appraisal process, the Comptroller of Prudential has appointed a third party firm to act as the Appraisal Management Firm. The Appraisal Management Firm, among other responsibilities, approves the selection and scheduling of external appraisals; reviews and provides comments on a sample of external and internal appraisals; assists in developing policies and procedures and assists in the evaluation of the performance and competency of external appraisers. The real estate valuations are reviewed quarterly by the Valuation Unit and adjusted if there has been any significant changes in circumstances related to the real estate since the most recent independent appraisal.

          The purpose of an appraisal is to estimate the market value of real estate as of a specific date. Market value has been defined as the most probable price for which the appraised real estate will sell in a competitive market under all conditions requisite to fair sale, with the buyer and seller each acting prudently, knowledgeably, and for self interest, and assuming that neither is under undue duress. The estimate of market value generally is a correlation of three approaches, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence;
          (2) discounting of a series of income streams and reversion at a specified yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable properties in the market space. In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of real estate in the market.

          As described above, the estimated market value of real estate and real estate related assets are determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 1997 and 1996.

     B: Investments in Real Estate Investment Trusts - Shares of real estate investment trusts (REITs) are generally valued at their quoted market price at December 31, 1997. These values may be discounted for restrictions, if any, on the future sale of these shares, such as lockout periods or limitations on the number of shares which may be sold in a given time period. Any such discounts are determined by the Valuations Unit.

     C: Revenue Recognition - Rent from real estate is recognized when billed. Revenue from certain real estate investments is net of all or a portion of related real estate expenses and taxes, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated market value, net income is not reduced by depreciation expense. Dividend income is accrued at the ex-dividend date.

     D: Cash and Cash Equivalents - For purposes of the statement of cash flows, all short-term investments with a maximum maturity of three months and investments in money market funds with a maximum weighted average maturity of three months are considered to be cash equivalents. Cash equivalents are carried at market value. Cash of $128,089 and $144,314 at December 31, 1997 and 1996, respectively, was maintained by the properties for tenant security deposits and is included in Other Assets on the Statements of Assets and Liabilities.

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

     G: Management's Use of Estimates in the Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2:  OBLIGATION UNDER CAPITAL LEASE

The Partnership maintained an interest in a leasehold estate consisting of six one-story industrial warehouse buildings located in Pomona, California. In conjunction with this interest, the Partnership assumed assignment of a ground lease agreement expiring in November 2078 with no renewal options. The annual ground lease payments after November 1994, and for each 10 year increment thereafter, were subject to increase 50% of the increase in the Consumer Price Index during the previous period. In 1995, the annual ground lease payment increased by $126,450 to $376,450. The ground lease contained a purchase option that exercisable from November 1994 to November 1997 at a fixed price of $4,000,000. In August 1997, the Partnership exercised this purchase option.

NOTE 3:  LEASING ACTIVITY

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 1997 to 2010. At December 31, 1997, the aggregate future minimum base rental payments under non-cancelable operating lease by year are:

          Year Ending
          December 31,                               (000's)
          ------------                            ------------
               1998                                 $ 12,877
               1999                                   11,857
               2000                                   10,221
               2001                                    8,669
               2002                                    6,834
               Thereafter                             11,916
                                                    --------
               Total                                $ 62,374
                                                    --------
                                                    --------

NOTE 4:  COMMITMENT FROM PARTNER

On January 9, 1990, Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's then available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in estimated market value net assets of the Partnership. The amount available under this commitment for property purchases as of December 31, 1997 is approximately $47 million.

NOTE 5:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 1997, 1996 and 1995 management fees incurred by the Partnership were $2,640,470; $2,494,229; and $2,341,878, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the years ended December 31, 1997, 1996 and 1995 were $115,346; $116,818; and $123,919, respectively, and are classified as administrative expenses in the statements of operations.

The Partnership owned a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest was owned by Prudential and one of its subsidiaries. In September 1997, the Unit warehouses were sold as part of an industrial package for cash of $12,544,659. The partnership's share of the proceeds was $6,272,329.

The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of Prudential, sold by Prudential in 1997, to provide property management services at the Unit warehouses. The property management fee earned by PREMISYS, incurred by the Partnership and Prudential for the years ended December 31, 1997, 1996 and 1995 was $32,175; $36,000; and $31,360,
respectively.

Per Share Information (For a share outstanding throughout the period)


                                                                   01/01/97           01/01/96           01/01/95
                                                                      to                 to                 to
                                                                   12/31/97           12/31/96           12/31/95
                                                                   --------           --------           --------
Rent from properties                                               $  1.8216          $  1.9173          $  1.6387
Income from interest in properties                                 $  0.0367          $  0.0510          $  0.0527
Dividend income from real estate investment trusts                 $  0.0134          $  0.0000          $  0.0000
Interest from short-term investments                               $  0.1946          $  0.1795          $  0.2199
                                                                   ---------          ---------          ---------

INVESTMENT INCOME                                                  $  2.0663          $  2.1478          $  1.9113
                                                                   ---------          ---------          ---------
                                                                   ---------          ---------          ---------

Investment management fee                                          $  0.2229          $  0.2097          $  0.1936
Real estate tax expense                                            $  0.1864          $  0.1991          $  0.1602
Administrative expenses                                            $  0.1963          $  0.1569          $  0.1484
Operating expenses                                                 $  0.2782          $  0.2442          $  0.1546
Interest expense                                                   $  0.0186          $  0.0412          $  0.0381
                                                                   ---------          ---------          ---------
EXPENSES                                                           $  0.9024          $  0.8511          $  0.6949
                                                                   ---------          ---------          ---------
                                                                   ---------          ---------          ---------

NET INVESTMENT INCOME                                              $  1.1639          $  1.2967          $  1.2164
                                                                   ---------          ---------          ---------
                                                                   ---------          ---------          ---------


Net realized gain/(loss) on investments sold                       $  0.0258         ($  0.1323)         $  0.0000
Net unrealized gain/(loss) on investments                          $  0.6903         ($  0.2695)         $  0.0581
                                                                   ---------          ---------          ---------

NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                                         $  0.7162         ($  0.4018)         $  0.0581
                                                                   ---------          ---------          ---------

Net increase/(decrease) in share value                             $  1.8800          $  0.8949          $  1.2745

Share Value at beginning of period                                 $ 16.6486          $ 15.7537          $ 14.4792
                                                                   ---------          ---------          ---------
Share Value at end of period                                       $ 18.5286          $ 16.6486          $ 15.7537
                                                                   ---------          ---------          ---------
                                                                   ---------          ---------          ---------

Ratio of expenses to average net assets                               5.16%              5.26%              4.62%

Ratio of net investment income to
 average net assets                                                   6.66%              8.01%              8.08%

Number of shares outstanding at
 end of period (000's)                                               11,848             11,848             12,037


ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE. PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1G.

         THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
               SCHEDULE III - REAL ESTATE OWNED:  PROPERTIES
                             DECEMBER 31, 1997


                           Initial Costs to the Partnership          Costs
                    ------------------------------------------    Capitalized
                                                   Building &    Subsequent to
   Description      Encumbrances       Land       Improvements    Acquisition       Land
   -----------      ------------      --------    ------------   -------------    ----------
Properties:

Office Building
Lisle, IL               None          1,780,000     15,743,881        393,102      1,780,000

Garden Apartments
Atlanta, GA             None          3,631,212     11,168,904        646,177 (b)  3,631,212

Warehouse
Pomona, CA              None          3,412,636     19,091,210      1,133,203      3,463,515

Retail Shopping Center
Roswell, GA             None          9,454,622     21,513,677        889,899      9,462,951

Office Building
Morristown, NJ          None          2,868,660     12,958,451      3,104,803      2,868,660

Office/Warehouse
Bolingbrook, IL         None          1,373,199      7,302,518        272,311      1,373,199

Garden Apartments
Farmington Hills, MI    None          1,550,000     11,744,571        347,400      1,583,320

Garden Apartments
Raleigh, NC             None          1,623,146     14,135,553         46,160      1,623,146

Office Building
Nashville, TN           None          1,797,000      6,588,451        228,377      1,797,327

Office Park
Oakbrook Terrace, IL    None          1,313,310     11,316,883         95,173      1,313,821

Office Building
Beaverton, OR           None            816,415      9,897,307         14,563        816,415

Industrial Building
Salt Lake City, UT      None            582,457      4,805,676              0        582,457

Industrial Building
Aurora, CO              None          1,338,175      7,202,411              0      1,338,175

Office Complex
Brentwood, TN           None          2,425,000      7,063,755              0      2,425,000
                                   ------------    -----------     ----------    -----------
                                     33,965,832    160,533,248      7,171,168     34,059,198
                                   ------------    -----------     ----------    -----------
                                   ------------    -----------     ----------    -----------


                                       Gross Amount at Which
                                       Carried at Close of Year
                        ---------------------------------------------------------
                         Building &                      Year of         Date
 Description            Improvements  Total(a)(b)(c)  Construction     Acquired
 -----------            ------------  --------------  ------------    ---------
Properties:

Office Building
Lisle, IL                 16,136,983     17,916,983       1985        Apr., 1988

Garden Apartments
Atlanta, GA               11,815,081     15,446,293       1987        Apr., 1988

Warehouse
Pomona, CA                20,173,534     23,637,049       1984        Apr., 1988

Retail Shopping Center
Roswell, GA               22,395,247     31,858,198       1988        Jan., 1989

Office Building
Morristown, NJ            16,063,254     18,931,914       1981        Aug., 1988

Office/Warehouse
Bolingbrook, IL            7,574,829      8,948,028       1989        Feb., 1990

Garden Apartments
Farmington Hills, MI      12,058,651     13,641,971       1988        Jan., 1990

Garden Apartments
Raleigh, NC               14,181,713     15,804,859       1995        Jun., 1995

Office Building
Nashville, TN              6,816,501      8,613,828       1982        Oct., 1995

Office Park
Oakbrook Terrace, IL      11,411,545     12,725,366       1988        Dec., 1995

Office Building
Beaverton, OR              9,911,870     10,728,285       1995        Dec., 1996

Industrial Building
Salt Lake City, UT         4,805,676      5,388,133       1997        Jul., 1997

Industrial Building
Aurora, CO                 7,202,411      8,540,586       1997       Sept., 1997

Office Complex
Brentwood, TN              7,063,755      9,488,755       1987        Oct., 1997
                        ------------   ------------
                         167,611,050    201,670,248
                        ------------   ------------
                        ------------   ------------

                                       1997           1996           1995
                                    ------------    -----------    -----------
(a)   Balance at beginning of year   177,082,291    191,981,608    154,157,068
       Additions:
        Acquisitions                  23,417,474     10,713,722     36,774,343
        Improvements, etc.             1,170,483        550,050      1,050,197
       Deletions:
        Sale                                        (26,163,089)             0
                                    ------------    -----------    -----------
       Balance at end of year        201,670,248    177,082,291    191,981,608
                                    ------------    -----------    -----------
                                    ------------    -----------    -----------

(b)  Net of $1,000,000 settlement received from lawsuit.

        THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
        SCHEDULE III - REAL ESTATE OWNED:  INTEREST IN PROPERTIES
                            DECEMBER 31, 1997


                          Initial Costs to the Partnership          Costs
                        --------------------------------------   Capitalized
                                                   Building &    Subsequent to
   Description          Encumbrances    Land      Improvements    Acquisition         Land
   -----------          ------------    ----      ------------   -------------      ---------
Interest in properties:

Warehouse/Distribution
Jacksonville, FL            None       $231,119     $1,073,849        $12,485       $231,119

Warehouse/Distribution
Jacksonville, FL            None        176,256        818,935          7,257        176,256

Warehouse/Distribution
Jacksonville, FL            None        255,545      1,187,335             14        255,545

Warehouse/Distribution
Jacksonville, FL            None        415,548      1,930,761         24,053        415,548
                                     ----------     ----------     ----------     ----------
                                     $1,078,468     $5,010,880        $43,809     $1,078,468
                                     ----------     ----------     ----------     ----------
                                     ----------     ----------     ----------     ----------

                                         Gross Amount at Which
                                         Carried at Close of Year
                         ----------------------------------------------------------------------
                           Building &        1997                         Year of     Date
  Description             Improvements      Sales         Total (a)    Construction Acquired
  -----------            -------------    ------------    ---------    ------------ -----------
Interest in properties:

Warehouse/Distribution
Jacksonville, FL            $1,086,334     (1,317,453)            $0       1988     Jan., 1990

Warehouse/Distribution
Jacksonville, FL               826,192     (1,002,448)             0       1986     Jan., 1990

Warehouse/Distribution
Jacksonville, FL             1,187,349     (1,442,894)             0       1982     Jan., 1990

Warehouse/Distribution
Jacksonville, FL             1,954,814     (2,370,362)             0       1979     Jan., 1990
                         -------------    ------------    ---------
                            $5,054,689    ($6,133,157)            $0
                         -------------    ------------    ---------
                         -------------    ------------    ---------

                                                        1997           1996           1995
                                                     ----------     ----------     ----------
                      Balance at beginning of year   $6,133,157     $6,133,157     $6,108,742
                       Additions:
                        Acquisitions                          0              0         24,415
                        Improvements, etc.                    0              0              0
                       Deletions:
                        Sale                         (6,133,157)             0              0
                                                     ----------     ----------     ----------
                      Balance at end of year                 $0     $6,133,157     $6,133,157
                                                     ----------     ----------     ----------
                                                     ----------     ----------     ----------

(a) All of these industrial properties were sold at 9/30/97