Form 10-Q
period 1998-06-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1998-08-14
CIK 846581

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended June 30, 1998

                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-20083



                     THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                    in respect of

               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
               ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


         NEW JERSEY                                  22-1211670
 ------------------------------         ---------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)




                   751 BROAD STREET, NEWARK, NEW JERSEY 07102-2992
              ----------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

                                  (800) 445-4571
      ---------------------------------------------------------------------
                 (Registrant's Telephone Number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              YES  X   NO


                THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                     (Registrant)

                                        INDEX



PART I - FINANCIAL INFORMATION                                                                                  PAGE
------------------------------                                                                                  ----
         Item 1.  Financial Statements

         A.    THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                 Statements of Net Assets - June 30, 1998 and December 31, 1997                                    3

                 Statements of Operations and Changes In Net Assets -
                 Six Months Ended June 30, 1998 and 1997                                                           3

                 Notes to the Financial Statements                                                                 4

          B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                 Statements of Assets and Liabilities - June 30, 1998 and December 31, 1997                        6

                 Statements of Operations - Six and Three Months Ended June 30, 1998 and 1997                      7

                 Statements of Changes in Net Assets - Six Months Ended June 30, 1998
                 and Year Ended December 31, 1997                                                                  8

                 Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997                                9

                 Schedule of Investments - June 30, 1998 and December 31, 1997                                    10

                 Notes to the Financial Statements                                                                13

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           15

PART II - OTHER INFORMATION
---------------------------

          Item 1.     Legal Proceedings                                                                           17

          Item 2.     Changes in Securities                                                                       17

          Item 3.     Defaults Upon Senior Securities                                                             17

          Item 4.     Submission of Matters to a Vote of Security Holders                                         17

          Item 5.     Other Information                                                                           17

          Item 6.     Exhibits and Reports on Form 8-K                                                            17


          Signature Page                                                                                          18


                            FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                            STATEMENTS OF NET ASSETS


                                                                 JUNE 30, 1998
                                                                  (UNAUDITED)     DECEMBER 31, 1997
                                                                 ------------     -----------------

Investment in shares of The Prudential Variable Contract
  Real Property Partnership (Note 3)                             $104,978,390        $101,268,264
                                                                 ------------        ------------
                                                                 ------------        ------------

NET ASSETS, representing:
Equity of Contract Owners (Note 4)                               $ 59,082,494        $ 59,242,776
Equity of Prudential Insurance Company of America                  45,895,896          42,025,488
                                                                 ------------        ------------
                                                                 $104,978,390        $101,268,264
                                                                 ------------        ------------
                                                                 ------------        ------------


               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS


                                                                      SIX MONTHS          SIX MONTHS
                                                                         ENDED              ENDED
                                                                     JUNE 30, 1998      JUNE 30, 1997
                                                                      (UNAUDITED)        (UNAUDITED)
                                                                    --------------      -------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                   $  3,505,349         $ 3,553,136

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
   Expense Risk and for Administration (Note 5)                          241,133             235,374
                                                                    ------------       -------------
NET INVESTMENT INCOME                                                  3,264,216           3,317,762
                                                                    ------------       -------------
Net Change in Unrealized Gain (Loss) on Investments in Partnership      (100,223)            542,760
Net Realized Gain (Loss) on Sale of Investments in Partnership                 0              (1,675)
                                                                    ------------       -------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                $  3,163,993         $ 3,858,847
                                                                    ------------       -------------
                                                                    ------------       -------------
CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 6)                           (1,868,593)         (1,536,972)

Net Contributions by Prudential Insurance Company of America           2,414,727           1,772,346
                                                                    ------------       -------------
NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                      546,133             235,374
                                                                    ------------       -------------

TOTAL INCREASE IN NET ASSETS                                        $  3,710,126         $ 4,094,221


NET ASSETS:
Beginning of period                                                 $101,268,264       $  90,992,994
                                                                    ------------       -------------
End of period                                                       $104,978,390       $  95,087,215
                                                                    ------------       -------------
                                                                    ------------       -------------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 THROUGH 5

                        NOTES TO THE FINANCIAL STATEMENTS OF
              THE PRUDENTIAL VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                          FOR THE PERIOD ENDED JUNE 30, 1998


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

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At June 30, 1998 Real Property Account's interest in the Partnership was 46.2% or 5,481,889 shares.

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

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

As of June 30, 1998, the investment in the Partnership of $104,978,390 was derived from the share value of $19.150073 and 5,481,889 shares outstanding. The aggregate cost of investments in the Account was $63,790,895.

NOTE 4:       CONTRACT OWNER UNIT INFORMATION

Outstanding Contract owner units, unit values and total value of Contract owner equity at June 30, 1998 were as follows:


                           PDISC+/VIP     PVAL60        PVAL90         TOTAL
                          -----------  -----------    -----------  ------------
CONTRACT OWNER UNITS
OUTSTANDING:                5,285,989   13,534,069     18,972,806    37,792,864
UNIT VALUE:                $  1.52455  $   1.59531    $   1.55131
CONTRACT OWNER EQUITY:     $8,058,754  $21,591,036    $29,432,704  $ 59,082,494


NOTE 5:   MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense charges are determined daily using an effective annual rate of 1.0%, 0.6%, 0.9%, and 1.2% for PDISC+, PVAL60, PVAL90, and VIP respectively. Mortality risk is that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed the estimated expenses. Of the $241,133 of charges to contract owners, $236,732 represented mortality risk and expense risk charges.

NOTE 6:   Net Withdrawals by Contract Owners

Contract owner activity for the Prudential products for the period ended June 30, 1998 were as follows:


                                      PDISC+/VIP      PVAL60/90        TOTAL
                                      ----------   ------------   ------------
CONTRACT OWNER NET PAYMENTS:          $  51,475    $  3,679,149   $  3,730,623
POLICY LOANS:                              0           (936,330)      (936,330)
POLICY LOAN REPAYMENTS AND
INTEREST:                                  0            543,702        543,702
SURRENDERS, WITHDRAWALS, AND DEATH
BENEFITS:                              (833,861)     (1,604,766)    (2,438,627)
NET TRANSFERS FROM/TO OTHER
SUBACCOUNTS
   OR FIXED RATE OPTIONS:               152,160        (995,660)      (843,500)
ADMINISTRATIVE AND OTHER CHARGES         (1,499)     (1,922,963)    (1,924,462)
                                      ---------     -----------   ------------
NET WITHDRAWALS                       $(631,725)    $(1,236,868)  $ (1,868,594)
                                      ---------     -----------   ------------
                                      ---------     -----------   ------------


NOTE 7:   Unit Activity

Transactions in units for the period ended June 30, 1998 were as follows:


                                                PDISC+/VIP          PVAL60/90
                                                ------------     --------------

 CONTRACT OWNER CONTRIBUTIONS:                   503,591.748      2,975,827.276
 CONTRACT OWNER REDEMPTIONS:                    (923,194.937)    (3,777,081.721)


              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF ASSETS AND LIABILITIES


                                                                        JUNE 30, 1998
                                                                         (UNAUDITED)          DECEMBER 31, 1997
                                                                        -------------         -----------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  6/30/98 -- $204,467,076; 12/31/97 -- $201,670,248)            $185,114,543             $181,317,624
  Real estate investment trust (cost:  6/30/98 -- $10,000,005;
   12/31/97 -- $10,000,005)                                                11,308,805               12,523,805
                                                                          -----------              -----------
         Total real estate investments                                    196,423,348              193,841,429

MARKETABLE SECURITIES - At estimated market value
  (cost:  6/30/98 -- $6,375,000; 12/31/97 -- $13,939,000)                   6,395,215               13,971,421

CASH AND CASH EQUIVALENTS                                                  25,636,116               12,880,560

DIVIDEND RECEIVABLE                                                                 0                  146,999

ACCRUED INVESTMENT INCOME AND OTHER ASSETS
(net of allowance for uncollectible accounts:  6/30/98 --
$80,000; 12/31/97 -- $68,000)                                               2,107,102                1,904,726
                                                                          -----------              -----------
     Total assets                                                         230,561,781              222,745,135
                                                                          -----------              -----------
LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                      $2,169,561               $1,842,027

DUE TO AFFILIATES                                                             876,914                  832,922

OTHER LIABILITIES                                                             620,356                  538,413
                                                                          -----------              -----------
     Total liabilities                                                      3,666,831                3,213,362
                                                                          -----------              -----------
INVESTMENT COMMITMENTS

     Partners' equity                                                    $226,894,950             $219,531,773
                                                                          -----------              -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                    230,561,781              222,745,135
                                                                          -----------              -----------
                                                                          -----------              -----------
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                              11,848,275               11,848,275
                                                                          -----------              -----------
                                                                          -----------              -----------
SHARE VALUE AT END OF PERIOD                                                   $19.15                   $18.53
                                                                          -----------              -----------
                                                                          -----------              -----------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13



               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                            -----------    -----------   ----------      ----------
                                                                 1998          1997         1998             1997
                                                            -----------    -----------   ----------      ----------
INVESTMENT INCOME:
 Revenue from real estate and improvements                  $12,365,911    $11,098,098   $6,615,864      $5,567,965
 Income from interest in properties                              33,463        303,024       33,463         120,391
 Dividend income from real estate investment trusts             167,275              0      167,275               0
 Interest on short-term investments                             674,152      1,267,905      395,081         676,114
                                                            -----------    -----------   ----------      ----------
     Total investment income                                 13,240,801     12,669,027    7,211,683       6,364,470
                                                            -----------    -----------   ----------      ----------
EXPENSES:
 Investment management fee                                    1,391,475      1,279,797      707,996         654,579
 Real estate taxes                                            1,345,316      1,092,767      731,582         540,190
 Administrative expense                                       1,014,144        917,735      589,751         483,878
 Operating expense                                            1,911,781      1,487,928    1,013,134         762,739
 Interest expense                                                     0        188,226            0          94,113
                                                            -----------    -----------   ----------      ----------
     Total investment expenses                                5,662,716      4,966,453    3,042,463       2,535,499
                                                            -----------    -----------   ----------      ----------
NET INVESTMENT INCOME                                         7,578,085      7,702,574    4,169,220       3,828,971
                                                            -----------    -----------   ----------      ----------
REALIZED AND UNREALIZED LOSS ON
  INVESTMENTS
 Less:  Cost of real estate investments sold                          0          3,632            0           1,407
                                                            -----------    -----------   ----------      ----------
 Net (loss) realized on real estate
     investments sold                                                 0         (3,632)           0          (1,407)
                                                            -----------    -----------   ----------      ----------

 Change in unrealized (loss) gain on real estate
  investments                                                  (214,908)     1,176,610     (103,393)        760,355
                                                            -----------    -----------   ----------      ----------
NET REALIZED AND UNREALIZED (LOSS)
 GAIN ON INVESTMENTS                                           (214,908)     1,172,978     (103,393)        758,948
                                                            -----------    -----------   ----------      ----------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                             $7,363,177     $8,875,552   $4,065,827      $4,587,919
                                                            -----------    -----------   ----------      ----------
                                                            -----------    -----------   ----------      ----------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      STATEMENTS OF CHANGES IN NET ASSETS



                                                            SIX MONTHS
                                                              ENDED
                                                           JUNE 30, 1998    YEAR ENDED
                                                            (UNAUDITED) DECEMBER 31, 1997
                                                           ------------ -----------------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS:
 Net investment income                                       $7,578,085    $13,789,747
 Net loss realized on real estate investments sold                    0        306,040
 Net unrealized gain (loss)  from real estate investments      (214,908)     8,179,192
                                                           ------------   ------------
     Net increase in net assets resulting from operations     7,363,177     22,274,979
                                                           ------------   ------------
NET DECREASE IN NET ASSETS RESULTING
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (6/30/98 -- 0 shares; 12/31/97 -- 0 shares)                        0              0
                                                           ------------   ------------
NET INCREASE IN NET ASSETS                                    7,363,177     22,274,979

NET ASSETS -  Beginning of period                           219,531,773    197,256,794
                                                           ------------   ------------
NET ASSETS -  End of period                                $226,894,950   $219,531,773
                                                           ------------   ------------
                                                           ------------   ------------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        SIX MONTHS           SIX MONTHS
                                                                          ENDED                ENDED
                                                                       JUNE 30, 1998       JUNE 30, 1997
                                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                     $7,363,177        $8,875,552
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss (gain) on investments                      214,908         (1,172,978)
 Decrease (Increase) in:
    Other assets                                                            (202,376)          (537,506)
    Dividend Receivable                                                      146,999                  0
 (Decrease) Increase in:
    Obligations under capital lease                                                0           (188,224)
    Accounts payable and accrued expenses                                    327,534           (305,940)
    Due to affiliates                                                         43,992             28,014
    Other liabilities                                                         81,943             86,918
                                                                         -----------        -----------
         Net cash flows from operating activities                          7,976,177          6,785,836
                                                                         -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Improvements and additional costs on prior purchases:
   Additions to real estate                                               (2,796,827)          (378,290)
 Sale of marketable securities                                             7,576,206          8,493,890
                                                                         -----------        -----------
         Net cash flows from investing activities                          4,779,379          8,115,600
                                                                         -----------        -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   12,755,556         14,901,436

CASH AND CASH EQUIVALENTS - Beginning of period                           12,880,560         20,738,204
                                                                         -----------        -----------
CASH AND CASH EQUIVALENTS - End of period                                $25,636,116        $35,639,640
                                                                         -----------        -----------
                                                                         -----------        -----------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13


               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                              SCHEDULE OF INVESTMENTS

                                                      JUNE 30,1998 (UNAUDITED)              DECEMBER 31,1997
                                                    ----------------------------     -----------------------------
                                                                       ESTIMATED                         ESTIMATED
                                                                       MARKET                            MARKET
                                                        COST            VALUE           COST             VALUE
                                                    --------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                      81.6%                            82.6%
Location               Description
------------------------------------------------------------------------------------------------------------------
Lisle, IL              Office Building             $ 19,830,501     $ 11,824,626    $ 17,916,983      $ 10,278,959
Atlanta, GA            Garden Apartments             15,465,904       15,506,000      15,446,293        15,100,000
Pomona, CA             Warehouse                     23,720,841       19,398,283      23,637,049        19,504,612
Roswell, GA            Retail Shopping Center        32,111,090       28,129,001      31,858,198        29,547,042
Morristown, NJ         Office Building               19,087,899       11,355,985      18,931,914        10,805,918
Bolingbrook, IL        Warehouse                      8,948,028        7,200,000       8,948,028         7,100,000
Farmington Hills, MI   Garden Apartments             13,657,382       14,804,562      13,641,971        14,805,258
Raleigh, NC            Garden Apartments             15,818,112       16,509,983      15,804,860        16,525,751
Nashville, TN          Office Building                8,641,547       10,167,097       8,613,828         9,611,329
Oakbrook Terrace, IL   Office Complex                12,725,366       15,750,000      12,725,366        14,100,000
Beaverton, OR          Office Complex                10,728,617       11,200,000      10,728,285        10,700,000
Salt Lake City, UT     Industrial Building            5,388,134        5,350,000       5,388,134         5,350,000
Aurora, CO             Industrial Building            8,801,944        8,419,006       8,540,585         8,400,000
Brentwood, TN          Office Complex                 9,541,711        9,500,000       9,488,755         9,488,755
                                                   ---------------------------------------------------------------
                                                   $204,467,076     $185,114,543    $201,670,248      $181,317,624
                                                   ---------------------------------------------------------------
                                                   ---------------------------------------------------------------

REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                        5.0%                              5.7%
------------------------------------------------------------------------------------------------------------------
Meridian REIT Shares (506,894 shares)               $10,000,005      $11,308,805     $10,000,005       $12,523,805
                                                    -----------      -----------     -----------       -----------
                                                    -----------      -----------     -----------       -----------

                                                              JUNE 30,1998                 DECEMBER 31, 1997
                                                    ----------------------------     ------------------------------
                                                                        ESTIMATED                         ESTIMATED
                                                       FACE             MARKET           FACE             MARKET
                                                      AMOUNT            VALUE            AMOUNT           VALUE
                                                    ---------------------------------------------------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                               2.8%                              6.4%
(See pages 11 to 12 for details)
Description
-------------------------------------------------------------------------------------------------------------------
Marketable Securities                                $6,375,000       $6,395,215     $13,939,000       $13,971,421
                                                    -----------      -----------     -----------       -----------
                                                    -----------      -----------     -----------       -----------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                          11.3%                              5.9%
(See pages 11 to 12 for details)
Description
------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                           $25,707,267      $25,636,116     $12,918,158       $12,880,560
                                                    -----------      -----------     -----------       -----------
                                                    -----------      -----------     -----------       -----------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS
                                    (UNAUDITED)


                                                                           JUNE 30, 1998
                                                               ----------------------------------
                                                                        FACE           ESTIMATED
                                                                        AMOUNT       MARKET VALUE
                                                               -----------------   --------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                               2.8%

FCC National Bank, 5.55%, July 2, 1998                                $1,025,000      $1,024,202
Chrysler Financial Corp., 6.28%, July 17, 1998                           500,000         501,075
Corestates Bank, N.A., 5.63%, October 16, 1998                         1,000,000       1,000,000
Federal Home Loan Banks, 5.76%, December 29, 1998                        150,000         150,104
American Express Credit Corp., 7.375%, February 1, 1999                  325,000         329,342
Canadian Imperial Bank of Commerce, 5.55%, February 10, 1999           1,000,000         999,520
Federal National Mortgage Assoc., 5.33%, February 12, 1999               100,000          99,703
International Lease Finance Corp., 7.50%, March 1, 1999                  500,000         508,250
General Motors Acceptance Corp., 6.04%, March 19, 1999                 1,000,000       1,003,480
International Lease Finance Corp., 6.625%, April 1, 1999                 375,000         377,419
CIT Group Holdings, Inc., 6.375%, May 21, 1999                           400,000         402,120
                                                                ----------------   -------------
TOTAL MARKETABLE SECURITIES                                           $6,375,000      $6,395,215
                                                                ----------------   -------------
                                                                ----------------   -------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                          11.3%

General Motors Acceptance Corp., 5.57%, July 2, 1998                    $335,000       $334,223
Sarah Lee Corp., 5.85%, July 2, 1998                                   1,450,000       1,449,293
Fortune Brands Inc., 5.80%, July 6, 1998                               1,450,000       1,448,365
General Mills Inc., 5.55%, July 7, 1998                                1,200,000       1,197,595
Potomac Electric Power Co., 5.6%, July 7, 1998                         1,450,000       1,446,842
BBL North America, Inc., 5.80%, July 8, 1998                             285,000         284,382
General Mills Inc., 5.38%, July 8, 1998                                  250,000         249,238
GTE Corp., 5.66%, July 8, 1998                                           750,000         748,231
GTE Corp., 5.68%, July 8, 1998                                           563,000         561,845
H.J. Heinz Co., 5.56%, July 8, 1998                                    1,400,000       1,396,973
Abbott Laboratories, 5.68%, July 9, 1998                                 800,000         798,359
Ameritech Corp., 5.8%, July 9, 1998                                    1,127,000       1,125,184
IBM Credit Corp., 5.5%, July 9, 1998                                   1,346,000       1,340,036
Paccar Financial Corp., 5.5%, July 9, 1998                             1,200,000       1,194,500
Paccar Financial Corp., 5.6%, July 9, 1998                               250,000         249,378
John Hancock Capital Corp., 5.6%, July 10, 1998                          525,000         523,612
J.P. Morgan and Co., Inc., 5.55%, July 13, 1998                        1,450,000       1,445,753
Dresser Industries, Inc., 5.55%, July 14, 1998                           210,000         209,126
E.I. DuPont De Nemours & Co., Inc., 5.6%, July 14, 1998                  408,000         407,111
Lehman Brothers Holdings, Inc., 5.65%, July 15, 1998                   1,000,000         997,646
Lehman Brothers Holdings, Inc., 5.62%, July 17, 1998                      98,000          97,633
Bank of New York Co., Inc., 5.53%, July 21, 1998                       1,398,000       1,387,477
General Electric Capital Corp., 5.6%, July 22, 1998                    1,050,000       1,046,243
Colonial Pipeline Co., 5.6%, July 24, 1998                               156,000         155,248
Bell Atlantic Fin Services Inc., 5.55%, July 27, 1998                  1,470,000       1,462,748
Commercial Credit Co., 5.58%, July 28, 1998                            1,450,000       1,442,808
                                                                ----------------   -------------
TOTAL CASH EQUIVALENTS                                                23,071,000      22,999,849

CASH                                                                   2,636,267       2,636,267
                                                                ----------------   -------------
TOTAL CASH AND CASH EQUIVALENTS                                      $25,707,267     $25,636,116
                                                                ----------------   -------------
                                                                ----------------   -------------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13


               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                              SCHEDULE OF INVESTMENTS

                                                                          DECEMBER 31, 1997
                                                               ---------------------------------
                                                                          FACE      ESTIMATED
                                                                         AMOUNT     MARKET VALUE
                                                               -----------------   -------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                               6.4%

International Lease Finance Corp., 5.92%, January 15, 1998              $500,000        $499,083
Smith Barney Holding Inc., 5.70%, January 28, 1998                     1,304,000       1,285,475
Suntrust Banks, 8.875%, February 1, 1998                               1,500,000       1,517,880
Chase Manhattan Bank, 5.75%, February 10, 1998                         2,000,000       2,000,000
Beneficial Corp., 9.125%, February 15, 1998                              700,000         705,948
Citicorp, 10.15%, February 15, 1998                                      200,000         207,324
General Motors Acceptance Corp., 5.9%, February 19, 1998                 985,000         994,545
General Motors Acceptance Corp., 5.9875%, February 23, 1998            1,300,000       1,299,363
American General Finance Corp., 7.25%, March 1, 1998                     500,000         507,880
Commercial Credit Co., 5.7%, March 1, 1998                               375,000         375,199
Associates Corp. of North America, 7.3%, March 15, 1998                  400,000         406,635
International Lease Finance Corp., 5.75%, March 15, 1998                 400,000         399,940
Morgan Guaranty Trust Co., 5.85%, March 16, 1998                         500,000         499,855
Royal Bank of Canada, 5.91%, June 17, 1998                             2,000,000       1,998,853
FCC National Bank, 5.75281%, July 2, 1998                              1,025,000       1,024,202
General Mills Inc., 5.38%, July 8, 1998                                  250,000         249,238
                                                                ----------------   -------------
TOTAL MARKETABLE SECURITIES                                          $13,939,000     $13,971,421
                                                                ----------------   -------------
                                                                ----------------   -------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                           5.9%

Barnett Bank, Inc., 6.70%, January 2, 1998                            $1,235,000      $1,234,540
American Greetings Corp., 6.26%, January 5, 1998                       1,250,000       1,247,179
Xerox Capital, 5.85%, January 6, 1998                                  1,000,000         995,775
Nike Inc., 6.10%, January 8, 1998                                      1,215,000       1,213,353
Paccar Financial Corp., 5.85%, January 9, 1998                         1,000,000         996,100
Pitney Bowes Credit Corp., 6.00%, January 13, 1998                       750,000         747,375
Merrill Lynch & Co., Inc. 5.85%, January 15, 1998                      1,000,000         994,313
Bank of Montreal, 5.90%, January 16, 1998                              1,000,000       1,000,000
Countrywide Home Loan, Inc., 5.85%, January 22, 1998                   1,000,000         993,175
General Electric Capital Corp., 5.74%, February 9, 1998                1,000,000         990,593
                                                                ----------------   -------------
TOTAL CASH EQUIVALENTS                                                10,450,000      10,412,402

CASH                                                                   2,468,158       2,468,158
                                                                ----------------   -------------
TOTAL CASH AND CASH EQUIVALENTS                                      $12,918,158     $12,880,560
                                                                ----------------   -------------
                                                                ----------------   -------------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

                        NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1997 Annual Report on Form 10K.

NOTE 2:   COMMITMENT FROM PARTNER

On January 9, 1990, Prudential committed fo fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's then available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in estimated market value net assets of the Partnership. The amount available under this commitment for property purchases as of June 30, 1998 is approximately
$45 million.

NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 1998 and 1997 management fees incurred by the Partnership were $1,391,475 and $1,279,797 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the six months ended June 30, 1998, and 1997 were $58,064 and $57,281, respectively, and are classified as Administrative Expenses in the Statements of Operations.


NOTE 4:  ACCRUED INVESTMENT INCOME AND OTHER ASSETS

Cash of $116,775 and $128,089 at June 30, 1998 and December 31, 1997,
respectively, was maintained by the properties for tenant security deposits and is included in Accrued Investment Income and Other Assets on the Statement of Assets and Liabilities.


PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THROUGHOUT THE PERIOD)

                                                    01/01/98     03/31/98  01/01/97     01/01/96    01/01/95   01/01/94  01/01/93
                                                      TO          TO          TO           TO          TO        TO        TO
                                                    6/30/98     6/30/98    12/31/97    12/31/96     12/31/95  12/31/94  12/31/93
                                                   ---------   --------    --------    --------    ---------  --------  --------

Rent from properties                                $1.0437     $0.5584     $1.8216     $1.9173     $1.6387    $1.2754    $1.1659
Income from interest in properties                  $0.0029     $0.0029     $0.0367     $0.0510     $0.0527    $0.1838    $0.2139
Interest on mortgage loans                          $0.0000     $0.0000     $0.0000     $0.0000     $0.0000    $0.0082    $0.0755
Dividend income from real estate investment trusts  $0.0141     $0.0141     $0.0134     $0.0000     $0.0000    $0.0000    $0.0000
Interest from short-term investments                $0.0569     $0.0333     $0.1946     $0.1795     $0.2199    $0.1226    $0.0549
                                                    -------     -------     -------     -------     -------    -------    -------

INVESTMENT INCOME                                   $1.1176     $0.6087     $2.0663     $2.1478     $1.9113    $1.5900    $1.5102
                                                    -------     -------     -------     -------     -------    -------    -------
                                                    -------     -------     -------     -------     -------    -------    -------

Investment management fee                           $0.1173     $0.0595     $0.2229     $0.2097     $0.1936    $0.1786    $0.1673
Real estate tax expense                             $0.1135     $0.0617     $0.1864     $0.1991     $0.1602    $0.1399    $0.1465
Administrative expenses                             $0.0856     $0.0498     $0.1963     $0.1569     $0.1484    $0.1103    $0.1187
Operating expenses                                  $0.1614     $0.0856     $0.2782     $0.2442     $0.1546    $0.1332    $0.1209
Interest expense                                    $0.0000     $0.0000     $0.0186     $0.0412     $0.0381    $0.0255    $0.0236
                                                    -------     -------     -------     -------     -------    -------    -------
EXPENSES                                            $0.4779     $0.2567     $0.9024     $0.8511     $0.6949    $0.5875    $0.5770
                                                    -------     -------     -------     -------     -------    -------    -------
                                                    -------     -------     -------     -------     -------    -------    -------

NET INVESTMENT INCOME                               $0.6397     $0.3520     $1.1639     $1.2967     $1.2164    $1.0025    $0.9332
                                                    -------     -------     -------     -------     -------    -------    -------
                                                    -------     -------     -------     -------     -------    -------    -------


Net realized loss on investments sold               $0.0000     $0.0000     $0.0258    $(0.1323)    $0.0000   $(0.0966)  $(0.1816)
Net unrealized gain/(loss) on investments          $(0.0081)   $(0.0087)    $0.6903    $(0.2695)    $0.0581    $0.2169    $0.0152
                                                   --------    --------     -------     -------     -------    -------    -------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                         $(0.0081)   $(0.0087)    $0.7162    ($0.4018)    $0.0581    $0.1203   $(0.1664)
                                                   --------    --------     -------    --------     -------    -------   --------

Net increase/(decrease) in share value              $0.6215     $0.3432     $1.8800     $0.8949     $1.2745    $1.1228    $0.7668

Share Value at beginning of period                 $18.5286    $18.8069    $16.6486    $15.7537    $14.4792   $13.3564   $12.5896
                                                   --------    --------    --------    --------    --------   --------   --------
Share Value at end of period                       $19.1501    $19.1501    $18.5286    $16.6486    $15.7537   $14.4792   $13.3564
                                                   --------    --------    --------    --------    --------   --------   --------
                                                   --------    --------    --------    --------    --------   --------   --------

Ratio of expenses to average net assets               2.55%       1.35%       5.16%       5.26%       4.62%      4.27%      4.44%

Ratio of net investment income to
 average net assets                                   3.41%       1.86%       6.66%       8.01%       8.08%      7.29%      7.17%

Number of shares outstanding at
 end of period (000's)                               11,848      11,848      11,848      11,848      12,037     12,241     13,031



ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.
PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1 .

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

(a) Liquidity and Capital Resources

As of June 30, 1998, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities (excluding the Partnership's shares in Meridian Industrial Trust REIT) were $32 million; an increase of $5.1 million from $26.9 million as of December 31, 1997. The increase is due primarily to cash received from the operations of the Partnership's properties and interest income received from short-term investments.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investment is approximately $45 million as of June 30, 1998.

The Partnership will generally invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investments in cash and short-term obligations. At June 30, 1998, 13.89% of the Partnership's assets consisted of cash, cash equivalents and marketable securities (excluding the REIT shares).

Withdrawals from cash may be made during the remainder of 1998 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. As of June 30, 1998 the Partnership has adequate liquidity.

(b) Results of Operations

The Partnership's net investment income for the first six months of 1998 was $7.6 million, level with $7.7 million for the corresponding period of 1997.

Net investment income from property operations for office buildings for the first six months of 1998 increased 10.3% or $0.3 million from the prior year. This was primarily due to an increase in income generated by the acquisition of the Brentwood, TN office building in the fourth quarter of 1997, and an increase in income at the Morristown, NJ office building due to a tenant lease buyout. Net investment income from industrial properties decreased 23% or $0.3 million from the prior year due to the sale of the Partnership's investments of four Jacksonville, FL warehouses in September, 1997.

The Partnership's income unrelated to specific properties (which is mainly interest income from short-term investments) for the period ended June 30, 1998 amounted to $0.7 million compared to $1.3 million in the corresponding period in 1997. This was due to a smaller balance held in Cash and Cash Equivalents through the first six months of 1998 compared to the corresponding period in 1997.

The Partnership experienced a net unrealized loss for the first six months in 1998 of $0.2 million, a decrease of $1.4 million from the unrealized gain of $1.2 million in the corresponding period of the prior year. In 1998, the office sector of the portfolio had a net unrealized gain of $2.7 million due to generally higher market rental rates in four of the portfolios' office centers. This gain was offset by an unrealized loss of $1.7 million at the Atlanta, GA retail center due to differing appraisal assumptions regarding the general investment market for this asset, as well as the unrealized loss of $1.2 million from the portfolio's holdings in Meridian Industrial Trust which is a self-administered and self-managed equity real estate investment trust.

(c) Contingent Transactions

The Farmington, MI office complex and the Pomona, CA industrial complex are currently being marketed for sale.

                                       PART II



ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          The following table presents sales of the Variable Contract Real Property Account since May 2, 1988, the effective date of the registration statement (SEC file number 33-20083).

                            For the account of the Company
                            ------------------------------
                            AGGREGATE
                            OFFERING PRICE                       AGGREGATE
                            OF AMOUNT                            OFFERING PRICE
                            REGISTERED       AMOUNT SOLD         OF AMOUNT SOLD
                            ----------       -----------         ---------------
         Variable
         Contract
         Real Property
         Account*          $500,000,000      188,224,987         1.1405

         * Securities are not issued or sold in predetermined units.


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





                        THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                    in respect of
                               The Prudential Variable
                            Contract Real Property Account
                    --------------------------------------------------





Date:          August 14, 1998          By: /s/ Esther H. Milnes
          -------------------------        ---------------------------

                                        Esther H. Milnes
                                        Vice President




Date:          August 14, 1998          By: /s/ James Schlomann
          -------------------------        ---------------------------

                                        James Schlomann
                                        Vice President and Associate Comptroller