Form 10-K
period 1998-12-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1999-03-29
CIK 846581

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

_    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 33-20083



                  THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                 IN RESPECT OF

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         NEW JERSEY                                   22-1211670
-------------------------------             --------------------------------
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

                                     THE PRUDENTIAL VARIABLE  CONTRACT
                                           REAL PROPERTY ACCOUNT
                                               (REGISTRANT)


                                                   INDEX
ITEM                                               -----                                                  PAGE
 NO.                                                                                                       NO.
----                                                                                                      ----
         COVER PAGE

         INDEX                                                                                             2

PART I

   1.    BUSINESS                                                                                          3

   2.    PROPERTIES                                                                                        4

   3.    LEGAL PROCEEDINGS                                                                                 4

   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               4

PART II

   5.    MARKET FOR THE REGISTRANT'S INTERESTS AND RELATED SECURITY HOLDER MATTERS                         5

   6.    SELECTED FINANCIAL DATA                                                                           5

   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                                       6

   7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       15

   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                      16

   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                                                       16

PART III

   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                               17

   11.   EXECUTIVE COMPENSATION                                                                           22

   12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                   22

   13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                   22

PART IV

   14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                 23

         EXHIBIT INDEX                                                                                    23

         SIGNATURES                                                                                       26



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

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through agreement among The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, to provide a means for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.

The Partnership has an investment policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. The largest portion of these real estate investments are direct ownership interests in income-producing real estate, such as office buildings, agricultural land, shopping centers, hotels, apartments, or industrial properties. Approximately 10% of the Partnership's assets are generally held in cash or invested in liquid instruments and securities, although the Partners reserve discretion to increase this amount to meet partnership liquidity requirements. The remainder of the Partnership's assets are invested in other types of real estate-related investments, including conventional, non participating mortgage loans or real estate investment trusts.

         Office Properties - The Partnership owns office properties in Lisle and Oakbrook Terrace, IL; Morristown, NJ; Nashville and Brentwood, TN; and Beaverton, OR. Total square footage owned is approximately 567,000 of which 97% or 549,000 square feet are leased between 1 and 10 years.

         Apartment Complexes - The Partnership owns apartment complexes in Atlanta, GA and Raleigh, NC. There are a total of 490 apartment units available of which 95% or 463 units are leased. Lease agreements range from month to month to one year.

         Retail Property - The Partnership owns a shopping center in Roswell, GA. The property is located approximately 22 miles north of downtown Atlanta on a 30 acre site. The square footage is approximately 297,000 of which 98% or 289,000 square feet is leased between 1 and 11 years.

         Industrial Properties - The Partnership owns warehouses and distribution centers in Bolingbrook, IL; Aurora, CO; and Salt Lake City, UT. Total square footage owned is approximately 685,000 of which 60% or 413,719 square feet are leased between 2 and 6 years.

         Investment in Real Estate Trust - The Partnership owns 506,894 shares of Meridian Industrial Trust, Inc. Meridian is a self-administered and self-managed equity real estate investment trust (REIT) engaged in owning, operating, and leasing high quality, modern industrial properties nationwide.

The Partnership's investments are maintained so as to meet the diversification requirements set forth in Treasury Regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts. Section 817(h), requires among other things that the partnership will have no more than 55% of the assets invested in any one investment, no more than 70% of the assets will be invested in any two investments, no more than 80% of the assets will be invested in any three investments, and no more than 90% of the assets will be invested in any four investments. To comply with requirements of the State of Arizona, the Partnership will limit additional investments in any one parcel or related parcels to an amount not exceeding 10% of the Partnership gross assets as of the prior fiscal year.

For information regarding the Partnership's investments, operations, and other significant events, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

ITEM 2.  PROPERTIES

Not Applicable.

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

As of March 9, 1999, there were approximately 50,445 contract owners of record investing in the Real Property Account.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                        Year Ended December 31,

                                --------------------------------------------------------------------------------------------

                                      1998              1997               1996               1995               1994
                                -----------------  ----------------   ----------------   ----------------   ----------------
RESULTS OF OPERATIONS:

Net investment income                $ 15,833,513      $ 13,789,747       $ 15,419,518       $ 14,720,271       $ 12,848,199

Net realized and unrealized
  gain (loss) on investment
  in Partnership                        4,795,111         8,485,232         (4,784,583)           661,623          1,339,443
                                 -----------------  ----------------   ----------------   ----------------   ----------------
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS
                                     $ 20,628,624      $ 22,274,979       $ 10,634,935       $ 15,381,894       $ 14,187,642
                                 -----------------  ----------------   ----------------   ----------------   ----------------
                                 -----------------  ----------------   ----------------   ----------------   ----------------


FINANCIAL POSITION:

                                                                       December 31,
                                 --------------------------------------------------------------------------------------------
                                       1998              1997               1996               1995               1994
                                 -----------------  ----------------   ----------------   ----------------   ----------------
Total Assets                         $244,249,272      $222,745,135       $204,156,040       $196,993,758       $183,119,986
                                 -----------------  ----------------   ----------------   ----------------   ----------------
                                 -----------------  ----------------   ----------------   ----------------   ----------------
Long-Term Lease Obligation           $          0      $          0       $  4,072,677       $  3,882,421       $  3,804,836
                                 -----------------  ----------------   ----------------   ----------------   ----------------
                                 -----------------  ----------------   ----------------   ----------------   ----------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All of the assets of Prudential Variable Contract Real Property Account (the "Account") are invested in the Prudential Variable Contract Real Property Partnership (the "Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, the "Partners").

The following analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited financial statements and the accompanying footnotes and other financial information included elsewhere herein.


(a)      LIQUIDITY AND CAPITAL RESOURCES


As of December 31, 1998, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $73.5 million, an increase of $46.7 million from December 31, 1997. This increase was due to net proceeds from the sales of the Partnership's industrial property located in Pomona, CA and an apartment complex located in Farmington Hills, MI. In addition, continuing operations from the Partnership's investment properties contributed $20.6 million to cash during 1998. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT shares.

The Partnership generally holds approximately 10% of its assets in cash or invested in liquid instruments and securities, however, its investment policy allows up to 30% investment in cash and short-term obligations. At December 31, 1998, 30% of the Partnership's assets consisted of cash, cash equivalents and marketable securities.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 1998, Prudential's equity interest in the Partnership under this commitment was $51 million. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.

The Partners made no withdrawals during 1998; however, on February 1, 1999, the Partners made a $30 million withdrawal from excess cash. Additional withdrawals may be made by the Partners during 1999 based upon the percentage of assets invested in short-term obligations, and taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During 1998, the Partnership spent $5.7 million in capital expenditures for tenant alterations, and improvements in land and buildings. The majority of the capital expenditures were made to reconfigure the Lisle, IL office building for multi-tenant capability as it was previously occupied by a single tenant.

(b)      RESULTS OF OPERATIONS


The following is a brief discussion of the Partnership's results of operations for the years ended December 31, 1998, 1997 and 1996.

1998 VS. 1997


The following table presents a comparison of the Partnership's property results of operations, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 1998 and December 31, 1997.

                                                YEAR ENDED DECEMBER 31,
                                               1998                 1997
                                         ------------------   -----------------
NET INVESTMENT INCOME:

Office properties                              $ 7,269,613         $ 5,499,107
Apartment complexes                              4,493,384           3,891,465
Retail property                                  2,702,234           2,856,357
Industrial properties                            1,325,320           2,138,111
Income from interest in properties                  33,462             435,296
Dividend income from real
  estate investment trust                          669,100             158,184
Other (including interest income,
  investment management fee, etc.)                (659,600)         (1,188,773)

                                         ------------------   -----------------
TOTAL NET INVESTMENT INCOME                   $ 15,833,513        $ 13,789,747
                                         ------------------   -----------------



                                                YEAR ENDED DECEMBER 31,
                                               1998                 1997
                                         ------------------   -----------------

REALIZED AND UNREALIZED GAIN(LOSS)
  ON INVESTMENTS:


Office properties                               $3,034,542          $1,897,749
Apartment                                        2,387,054           1,053,061
complexes
Retail property                                 (1,312,296)          1,109,099
Industrial properties                            1,563,429           1,616,942
Interest in properties                              91,538             284,581
Real estate investment trust                      (969,156)          2,523,800
                                         ------------------   -----------------
TOTAL NET REALIZED AND UNREALIZED GAIN
ON INVESTMENTS                                  $4,795,111          $8,485,232
                                         ------------------   -----------------

The Partnership's net investment income for 1998 was $15.8 million, an increase of $2.0 million from the prior year. This increase was primarily the result of increased revenues from real estate and improvements partially offset by increased operating expenses.

Revenue from real estate and improvements was $24.6 million in 1998, an increase of $3.0 million, or 13.9%, from 1997. This increase was primarily due to higher occupancy at the Lisle, IL office building and the Aurora, CO distribution center coupled with increased rental rates on other properties. Interest on short-term investments decreased $0.4 million from 1997. This was primarily due to lower average cash and cash equivalent balances during 1998 compared to the prior year. Cash and cash equivalents through the third quarter of 1998 averaged approximately $30.0 million, but increased significantly in the last quarter of 1998 due to the sale of two properties in Pomona, CA and Farmington Hills, MI.

Property operating expenses increased $0.8 million, or 23.5%, from 1997. This increase was due primarily to a full year's operating costs (i.e.
electricity, repair and maintenance, water, etc.) for one of the Brentwood, TN properties which was acquired in late 1997, in addition to operating expenses incurred by the Partnership on vacant properties.

Administrative expenses decreased $0.3 million or 16.1%. This decrease was due primarily to a reduction in legal expenses.

There was no interest expense during 1998 due to the Partnership's exercise of its purchase option under the capital lease obligation.

OFFICE PROPERTIES

In 1998, net investment income from property operations for the office properties increased $1.8 million, or 32.2%, from prior year. This increase was primarily due to a full year's net investment income for one of the Brentwood, TN properties which was acquired in late 1997, as well as the leasing of vacant space in the Lisle, IL office property.

Office properties experienced a net unrealized gain of $3.0 million in 1998 due to improving office market conditions in most of the geographical areas where the Partnership has office properties, particularly, the Oakbrook Terrace, IL office property in suburban Chicago.

Occupancy at the Beaverton, OR; Oakbrook Terrace, IL; and Brentwood, TN properties remained at 100% as of December 31, 1997 while occupancy at the Lisle, IL office property increased from 37% to 96% at December 31, 1998. Occupancy at the Morristown, NJ property decreased from 99% to 86%.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment complexes increased $0.6 million, or 15.5%, from 1997. The majority of this increase was due to increased rental rates at the Atlanta, GA apartment complex.

Holdings in the Partnership's two apartment complexes experienced a net unrealized gain of $0.6 million during 1998. The Atlanta, GA property was the largest contributor to the gain as it appreciated $0.4 million. The gain was attributable to increased rental rates at the property. The Raleigh, NC property experienced a net unrealized gain of $0.2 million due to increased occupancy rates. The Farmington Hills, MI property was sold on October 7, 1998 for a price of $16.9 million, which resulted in a realized gain of $1.7 million.

At the end of December 31, 1998, occupancy at the Atlanta, GA and Raleigh, NC apartment complex was 96% and 93%, respectively.

RETAIL PROPERTIES

In 1998, the retail center experienced a net unrealized loss of $1.3 million, which is a reflection of lower rents. Occupancy at the shopping center was 98% at December 31, 1998, which was an increase of 2% from the prior year.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased $0.8 million, or 38.0%, from 1997. The decrease was attributable to the sale of Pomona Industrial Park, which accounted for 82% of the decrease.

The three industrial properties experienced a net unrealized gain of $0.3 million during 1998. The Pomona, CA property was sold on December 17, 1998 for $21.4 million, which resulted in a realized gain of $1.2 million.

Occupancy at the Bolingbrook, IL property remained unchanged at 100%. Occupancy at the Salt Lake City, UT and Aurora, CO property increased to 33.6% and 46%, respectively from prior year.

REAL ESTATE INVESTMENT TRUST

On September 24, 1997 the Partnership acquired 506,894 shares of Meridian Industrial REIT. Dividend income from the REIT increased $0.5 million from 1997.


The Partnership held 506,894 shares of Meridian Industrial REIT throughout 1998. As of December 31, 1998, the REIT shares experienced an unrealized loss of $1.0 million. The Valuation Unit of Prudential applies a 3% discount to the market value of the REIT shares. This discount is applied because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired.


OTHER

Other net investment loss, which includes interest income from short-term investments, investment management fees, and expenses not related to property activities, narrowed by $0.5 million. The improved result was due to increased investment management fee in addition to a reduction in administrative expenses.


1997 VS. 1996

The following table presents a comparison of the Partnership's property results of operations, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 1997 and December 31, 1996.


                                                YEAR ENDED DECEMBER 31,
                                              1997                  1996
                                        ------------------    ------------------
NET INVESTMENT INCOME:

Office properties                             $ 5,499,107           $ 5,817,497
Apartment complexes                             3,891,465             3,925,750
Retail property                                 2,856,357             3,129,390
Industrial properties                           2,138,111             3,188,769
Income from interest in properties                435,296               606,558
Dividend income from real
  estate investment trust                         158,184                     -
Other (including interest income,
  investment management fee, etc.)             (1,188,773)           (1,248,446)

                                        ------------------    ------------------
TOTAL NET INVESTMENT INCOME                  $ 13,789,747          $ 15,419,518
                                        ------------------    ------------------










REALIZED AND UNREALIZED GAIN
  ON INVESTMENTS:
Office properties                              $1,897,749           ($1,654,344)
Apartment complexes                             1,053,061             1,209,970
Retail property                                 1,109,099            (3,786,554)
Industrial properties                           1,616,942              (553,655)
Interest in properties                            284,581                     -
Real estate investment trust                    2,523,800                     -
                                        ------------------    ------------------
TOTAL NET REALIZED AND UNREALIZED
GAIN ON INVESTMENTS                           $ 8,485,232           ($4,784,583)
                                        ------------------    ------------------


The Partnership's net investment income for 1997 was $13.8 million, a decrease of $1.6 million from 1996. This decrease was primarily the result of market conditions in the industrial properties.

Income from interest in properties relates to the Partnership's 50% co-investment in several warehouse properties (the unit warehouses). Income from this source was $0.4 million in 1997, a decrease of 28.2% from 1996. This decrease was attributable to the sale of the Partnership's interest in these properties on September 30, 1997.

Administrative expenses on the Statement of Operations include both those related to property operations and the administration of the Partnership. Property administrative expenses in 1997 were $2.0 million, an increase of $0.4 million, or 21.5%, from 1996. This increase was primarily due to the acquisition of three new properties as well as a full year of administrative expenses for a property acquired at the end of 1996. Administrative expenses related to the Partnership were $0.3 million in 1997, an increase of $0.1 million, or 49.7%, from 1996. Increased legal reserves relating to potential litigation contributed to the majority of the variance.

Property operating expenses for 1997 were $3.3 million, an increase of $0.4 million, or 13.5%, from 1996. This increase was primarily due to a full year of ownership in 1997 of the office property in Beaverton, OR, and expenses incurred in 1997 for new acquisitions, such as, the industrial buildings in Salt Lake City, UT and Aurora, CO. Together these three properties contributed $0.3 million to the increased operating expenses. The acquisition of the office building in Brentwood, TN contributed $0.1 million to the increase.


OFFICE PROPERTIES

Net investment income from property operations for the office properties in 1997 was $5.5 million. This was a decrease of $0.3 million or 5.5% from 1996.

The office properties experienced a net unrealized gain of $1.9 million in 1997. The office property in Oakbrook Terrace, IL experienced the largest unrealized gain that was attributable to the improving office market conditions in suburban Chicago. In addition, the Morristown, NJ and Brentwood, TN office properties also experienced net unrealized gains of $0.5 million and $0.6 million, respectively.

The Partnership acquired a second office property in Brentwood, TN. The 97,378 square foot suburban office building was acquired on September 15, 1997 for $9.5 million. Occupancy at the time of acquisition, was at maximum capacity.

Occupancy at the Beaverton, OR; Oakbrook Terrace, IL; and Brentwood, TN properties remained unchanged from December 31, 1996 at 100%. Occupancy at the Morristown, NJ property increased from 93% to 100% while occupancy at the Lisle, IL office property dropped from 100% to 37% in 1997.


APARTMENT COMPLEXES

In 1997, net investment income from apartment property operations was $3.9 million which was unchanged from the prior year.

The three apartment communities experienced a net unrealized gain of $1.0 million during 1997. The Atlanta, GA property was the largest contributor to the gain as it appreciated $1.3 million. This gain was attributable to increased rental rates and occupancy at the property. The Raleigh, NC community had a net unrealized loss of $0.4 million due to the appraisal assumptions concerning above market rentals expiring and subsequently renewing at lower market rates.

Weighted average occupancy at the Partnership's residential communities increased from 93.1% to 94.3% from December 31, 1996. Occupancy at the Atlanta, GA and Farmington Hills, MI communities improved from 93% and 89%, respectively, as of December 31, 1996 to 99% and 93%, respectively, at year end 1997. Occupancy at the Raleigh, NC community decreased from 97% to 91% in 1997.

RETAIL PROPERTIES

Net investment income for the Partnership's retail property decreased by $0.3 million, or 8.7%, to $2.9 million in 1997. This decrease was primarily the result of decreased occupancy at the shopping center earlier in the year. The shopping center was 96% occupied as of December 31, 1997, unchanged from the prior year.

The retail center experienced an unrealized gain of $1.1 million. This was a result of changes in the assumed capital needs of the property and the leasing of vacant spaces in the third and fourth quarters which stabilized future cash flows and brought occupancy back up to 96%.

INDUSTRIAL PROPERTIES

In 1997, net investment income from industrial property operations was $2.1 million, a decrease of $1.0 million, or 32.9%, in 1996. The decline was attributable to the sale of the industrial complex in Azusa, CA, in April 1996, which accounted for $0.6 million of the decrease. The sale of the Partnership's investment in the Jacksonville, FL industrial properties, in September 1997, also contributed to the decline in net investment income. For properties held for comparable periods in 1997 and 1996, net investment income was $2.0 million and $1.9 million, respectively.

The Partnership acquired three industrial properties in 1997. The first acquisition was a 182,500 square foot building in Salt Lake City, UT for $5.4 million. The second acquisition was a two building 277,500 square foot facility in Aurora, CO for $8.5 million. As of December 31, 1997, both properties were vacant. The third acquisition was the land under the Partnership's existing Pomona CA, industrial complex. The Partnership acquired the land under a purchase option for $3.5 million.

The industrial properties (including the recently purchased land) had $1.9 million of net unrealized appreciation in 1997. The largest single gain of $1.7 million was attributable to the purchase of the land under the Pomona, CA property. The Salt Lake City, UT and Aurora, CO properties experienced negative net appreciation as a result of softer market conditions.

As of December 31, 1997 occupancy at the Partnership's Pomona, CA and Bolingbrook, IL industrial properties remained unchanged from December 31,1996 at 100%. As of December 31, 1997, both the Salt Lake City, UT and Aurora, CO properties were 100% vacant.

The partnership sold its interest in the Jacksonville, FL warehouses for net sales proceeds of $6.3 million, resulting in a gain of $0.3 million.

REAL ESTATE INVESTMENT TRUST

Dividend income from REITs totaled $0.1 million in 1997. The Partnership acquired 506,894 shares Meridian for $10.0 million on September 24, 1997. Meridian is a self-administered and self-managed equity real estate investment trust engaged in owning, operating, and leasing high quality, modern industrial properties nationwide. As of December 31, 1997, these shares experienced a $2.5 million net unrealized gain.

(c)      PER SHARE INFORMATION

Following is an analysis of the Partnership's net investment income and net realized and unrealized gain (loss) on investments, presented on a per share basis:




                                                       01/01/98             01/01/97         01/01/96
                                                          TO                   TO               TO
                                                       12/31/98             12/31/97         12/31/96
                                                       --------             --------         --------
Revenue from real estate and improvements              $ 2.0739             $ 1.8216         $ 1.9173
Income from interest in properties                     $ 0.0028             $ 0.0367         $ 0.0510
Dividend income from real estate investment
  trusts                                               $ 0.0565             $ 0.0134         $ 0.0000
Interest on short-term investments                     $ 0.1594             $ 0.1946         $ 0.1795
                                                       --------             --------         --------

TOTAL INVESTMENT INCOME                                $ 2.2926             $ 2.0663         $ 2.1478
                                                       --------             --------         --------

Investment management fee                              $ 0.2448             $ 0.2229         $ 0.2097
Real estate taxes                                      $ 0.2031             $ 0.1864         $ 0.1991
Administrative expense                                 $ 0.1647             $ 0.1963         $ 0.1569
Operating expense                                      $ 0.3437             $ 0.2782         $ 0.2442
Interest expense                                       $ 0.0000             $ 0.0186         $ 0.0412
                                                       --------             --------         --------
TOTAL INVESTMENT EXPENSES                              $ 0.9563             $ 0.9024         $ 0.8511
                                                       --------             --------         --------

NET INVESTMENT INCOME                                  $ 1.3363             $ 1.1639         $ 1.2967
                                                       --------             --------         --------


Net gain (loss) realized on real estate
  investments sold                                     $ 0.2575             $ 0.0258        $ (0.1323)
Change in unrealized gain (loss) on real               $ 0.1472             $ 0.6903        $ (0.2695)
  estate investments sold                              --------             --------        ----------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                           $ 0.4047             $ 0.7162        $ (0.4018)
                                                       --------             --------        ----------
                                                       --------             --------        ----------

Net change in share value                              $ 1.7410             $ 1.8800         $ 0.8949

Share value at beginning of period                     $ 18.5286           $ 16.6486        $ 15.7537
                                                       ---------           ---------        ---------
Share value at end of period                           $ 20.2696           $ 18.5286        $ 16.6486
                                                       --------             --------        ----------
                                                       --------             --------        ----------

Ratio of expenses to average net assets                     4.99%               5.16%            5.26%

Ratio of net investment income to
 average net assets                                         6.97%               6.66%            8.01%

Number of shares outstanding at
 end of period (000's)                                    11,848              11,848           11,848


ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.

(d)      THE YEAR 2000 ISSUE


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

Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer system that has date-sensitive programming may recognize a date using "00" as the year 1900 rather than the year 2000. This problem can affect non-information technology systems that include embedded technology, such as microprocessors included in "infrastructure" equipment used for telecommunications and other services as well as computer systems. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly, which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities.

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

Of Prudential's total application portfolio, approximately 70% of the applications are being renovated, 13% are being replaced by Year 2000 compliant systems, and the remaining 17% are being retired from production. At December 31, 1998, the percentage of business applications (based on application count) in the implementation phase for Year 2000 compliance for renovation, replacement and retirement are 99%, 96% and 99%, respectively. The overall completion date for Business Applications is June 1999.

INFRASTRUCTURE

The scope of Prudential's Year 2000 Infrastructure initiatives include mainframe computer system hardware and operating system software, mid-range systems and servers, telecommunications equipment, buildings and facilities systems, personal computers, and vendor hardware and software.

Although there are minor differences among these various components, the approach to Year 2000 readiness for Infrastructure generally involves phases identified as inventory, assessment, remediation activities (e.g., upgrading hardware or software), testing and implementation. The overall completion date for Infrastructure is June 1999.

BUSINESS PARTNERS

Prudential's approach to business partner readiness includes classification of each partner's status as "highly critical" or "less critical" and the development of contingency plans to address the potential that a business partner could experience a Year 2000 failure. Approximately 30% of our business partners have been identified as highly critical and the remaining 70% as less critical. Project phases include inventory, risk assessment, and contingency planning activities. All project phases for highly critical business partner readiness were achieved in December 1998; we have an overall completion date for less critical business partner readiness is June 1999.

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

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects a small number of the projects may not meet their targeted completion date, it is anticipated that these projects will be completed by September 1999 so that any delays, if experienced, would not have a significant impact on the timing of the project as a whole. During the course of the Year 2000 program, some discretionary technology projects have been delayed in favor of the completion of Year 2000 projects. However, this impact has been minimized by Prudential's strategic decision to outsource most of the Year 2000 renovation work.

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



(e)      INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects," "believes," "anticipates," "intends," "plans," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels;

competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial condition and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account and the Partnership are not subject to significant exposure to market rate risk for changes in interest rates because the Partnership's financial instruments consist primarily of short-term fixed rate commercial paper and neither the Account nor the Partnership use derivative financial instruments. Further, by policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed in the accompanying Index to the Financial Statements and Supplementary Data on F-1 and F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



                            DIRECTORS OF PRUDENTIAL


FRANKLIN E. AGNEW--Director since 1994 (current term expires April, 2000). Member, Committee on Finance & Dividends; Member Corporate Governance Committee. Business consultant since 1986. Senior Vice President, H.J. Heinz from 1971 to 1986. Mr. Agnew is also a director of Bausch & Lomb, Inc. and Erie Plastics Corporation. Age 64.

FREDERICK K. BECKER--Director since 1994 (current term expires April,
1999). Member, Auditing Committee; Member, Corporate  Governance
Committee. President, Wilentz Goldman and Spitzer, P.A. (law firm) since 1989, with firm since 1960. Age 63.

GILBERT F. CASELLAS--Director since 1998 (current term expires April,
1999). President, The Swarthmore Group, Inc. since 1999. Partner, McConnell Valdes, LLP in 1998. Chairman, U.S. Equal Employment Opportunity Commission from 1994 to 1998. General Counsel, Department of Air Force from 1993 to 1994. Age 46.

JAMES G. CULLEN--Director since 1994 (current term expires April, 2001). Member, Compensation Committee; Member, Committee on Business Ethics. President & Chief Operating Officer, Bell Atlantic Corporation, since 1998. President & Chief Executive Officer, Telecom Group, Bell Atlantic Corporation, from 1997 to 1998. Vice Chairman, Bell Atlantic Corporation from 1995 to 1997. President, Bell Atlantic Corporation from 1993 to 1995. Mr. Cullen is also a director of Bell Atlantic Corporation and Johnson & Johnson. Age 56.

CAROLYNE K. DAVIS--Director since 1989 (current term expires April, 2001). Member, Committee on Business Ethics; Member, Compensation Committee. Independent Health Care Advisor since 1997. National and International Health Care Advisor, Ernst & Young, LLP from 1985 to 1997. Dr. Davis is also a director of Beckman Coulter Instruments, Inc., Merck & Co. Inc., Minimed Incorporated, and Beverley Enterprises. Age 67.

ROGER A. ENRICO--Director since 1994 (current  term  expires  April,
2002). Member, Committee on Nominations & Corporate Governance; Member, Compensation Committee. Chairman and Chief Executive Officer, PepsiCo, Inc. since 1996. Mr. Enrico originally joined PepsiCo, Inc. in 1971. Mr. Enrico is also a director of A.H. Belo Corporation and Dayton Hudson Corporation. Age 54.

ALLAN D. GILMOUR--Director since 1995 (current term expires April, 1999). Member, Investment Committee; Member, Committee on Finance & Dividends. Retired since 1995. Vice Chairman, Ford Motor Company, from 1993 to 1995. Mr. Gilmour originally joined Ford in 1960. Mr. Gilmour is also a director of Whirlpool Corporation, MeidiaOne Group, Inc., AP Automotive Systems, Inc., The Dow Chemical Company and DTE Energy Company. Age 64.

WILLIAM H. GRAY, III--Director since 1991 (current term expires April,
2000). Member, Executive Committee; Member, Committee on Business Ethics; Chairman, Committee on Nominations & Corporate Governance. President and Chief Executive Officer, The College Fund/UNCF since 1991. Mr. Gray served in Congress from 1979 to 1991. Mr. Gray is also a director of Chase Manhattan Corporation; Municipal Bond Investors Assurance
Corporation; Rockwell International Corporation; Union-Pacific Corporation; Warner-Lambert Company; CBS Corporation; and Electronic Data Systems. Age 57.

JON F. HANSON--Director since 1991 (current term expires April, 2003). Member, Investment Committee; Member, Committee on Business Ethics. Chairman, Hampshire Management Company since 1976. Mr. Hanson is also a director of James E. Hanson Management Company; Neumann Distributors, Inc.; Fleet Trust and Investment Services Company, N.A.; United Water Resources; Orange & Rockland Utilities, Inc.; and Consolidated Delivery and Logistics. Age 62.

GLEN H. HINER, JR.--Director since 1997 (current term expires April, 2001). Member, Compensation Committee. Chairman and Chief Executive Officer, Owens Corning since 1991. Senior Vice President and Group Executive, Plastics Group, General Electric Company from 1983 to 1991. Mr. Hiner is also a director of Dana Corporation and Owens Corning. Age 64.

CONSTANCE J. HORNER--Director since 1994 (current term expires April, 2002). Member, Auditing Committee; Member, Committee on Nominations & Corporate Governance. Guest Scholar, The Brookings Institution since 1993. Ms. Horner is also a director of Foster Wheeler Corporation; Ingersoll-Rand Company; and Pfizer, Inc. Age 56.

GAYNOR N. KELLEY--Director since 1997 (current term expires April, 2001). Member, Auditing Committee. Retired since 1996. Chairman and Chief Executive Officer, The Perkin Elmer Corporation from 1990 to 1996. Mr. Kelley is also a director of Hercules Incorporated, and Alliant
Techsystems. Age 67.

BURTON G. MALKIEL--Director since 1978 (current term expires April, 2002). Chairman, Investment Committee; Member, Executive Committee; Member, Committee on Finance & Dividends. Professor of Economics, Princeton University, since 1988. Dr. Malkiel is also a director of Banco Bilbao Vizcaya; Baker Fentress & Company; The Jeffrey Company; The Southern New England Telecommunications Company; and Vanguard Group, Inc. Age 66.

ARTHUR F. RYAN--Chairman of the Board, President and Chief Executive Officer of Prudential since 1994. President and Chief Operating Officer, Chase Manhattan Bank from 1990 to 1994, with Chase since 1972. Age 56.

IDA F.S. SCHMERTZ--Director since 1997 (current term expires April, 2004). Member, Audit Committee. Principal, Investment Strategies International since 1994. Age 64.

CHARLES R. SITTER--Director since 1995 (current term expires April, 1999). Member, Committee on Finance & Dividend; Member, Investment Committee. Retired since 1996. President, Exxon Corporation from 1993 to 1996. Mr. Sitter began his career with Exxon in 1957. Age 68.

DONALD L. STAHELI--Director since 1995 (current term expires April, 1999). Member, Compensation Committee; Member, Auditing Committee. Retired since 1996. Chairman and Chief Executive Officer, Continental Grain Company from 1994 to 1997. President and Chief Executive Officer, Continental Grain Company from 1988 to 1994. Mr. Staheli is also director of Bankers Trust Company; Conti-Financial Corporation; and Continental Grain Company. Age 67.

RICHARD M. THOMSON--Director since 1976 (current term expires April, 2000). Chairman, Executive Committee; Chairman, Compensation Committee. Retired since 1998. Chairman of the Board, The Toronto-Dominion Bank from 1997 to 1998. Chairman and Chief Executive Officer from 1978 to 1997. Mr. Thomson is also a director of CGC, Inc.; INCO; Limited; S.C. Johnson & Son, Inc.; The Thomson Corporation; Canadian Occidental Petroleum, Ltd.; The Toronto-Dominion Bank; and Ontario Hydro. Age 64.

JAMES A. UNRUH--Director since 1996 (current term expires April, 2000). Member, Committee on Nominations & Corporate Governance; Member, Investment Committee. Retired since 1997. Chairman and Chief Executive Officer, Unisys Corporation, from 1990 to 1997. Mr. Unruh is also a director of Ameritech Corporation and Moss Micro. Age 57.

P. ROY VAGELOS, M.D.--Director since 1989 (current term expires April, 2001). Chairman, Auditing Committee; Member, Executive Committee; Member, Committee on Nominations & Corporate Governance. Chairman, Regeneron Pharmaceuticals since 1995. Chairman, Advanced Medicines, Inc. since 1997. Chairman, Chief Executive Officer and President, Merck & Co., Inc. from 1986 to 1995. Dr. Vagelos is also a director of The Estee Lauder Companies, Inc. and PepsiCo., Inc. Age 69.

STANLEY C. VAN NESS--Director since 1990 (current term expires April, 2002). Chairman, Committee on Business Ethics; Member, Executive Committee; Member, Auditing Committee. Partner, Herbert, Van Ness, Cayci & Goodell (law firm) since 1998. Counselor at Law, Picco Herbert Kennedy (law firm) from 1990 to 1998. Mr. Van Ness is also a director of Jersey Central Power & Light Company. Age 64.

PAUL A. VOLCKER--Director since 1988 (current term expires April, 2000). Chairman, Committee on Finance & Dividends; Member, Executive Committee; Member, Committee on Nominations & Corporate Governance. Consultant since 1997. Chairman, Wolfensohn & Co., Inc. from 1988 to 1996. Chairman, James D. Wolfensohn, Inc. from 1988 to 1996. Chief Executive Officer, James D. Wolfensohn, Inc. from 1995 to 1996. Mr. Volcker is also a director of Nestle, S.A., and Bankers Trust New York Corporation as well as a Director of the Board of Overseers of TIAA-CREF. Age 71.

JOSEPH H. WILLIAMS--Director since 1994 (current term expires April, 2002). Member, Committee on Finance & Dividends; Member, Investment Committee. Director, The Williams Companies since 1979. Chairman & Chief Executive Officer, The Williams Companies from 1979 to 1993. Mr. Williams is also a director of The Orvis Company; MTC Investors, LLC.; and AEA Investors, Inc. Age 65.

                      PRINCIPAL OFFICERS OF THE PRUDENTIAL



ARTHUR F. RYAN--Chairman of the Board, President and Chief Executive Officer since 1994; prior to 1994, President and Chief Operating Officer, Chase Manhattan Corporation, New York, NY. Age 56.

E. MICHAEL CAULFIELD--Executive Vice President, Financial Management since 1998; Chief Executive Officer, Prudential Investments from 1995 to 1998; Chief Executive Officer, Money Management Group in 1995; prior to 1995, President, Prudential Preferred Financial Services. Age 52.

MICHELE S. DARLING--Executive Vice President Human Resources since 1997; prior to 1997, Executive Vice President, Canadian Imperial Bank of Commerce, Toronto, Canada. Age 45.

ROBERT C. GOLDEN--Executive Vice President Operations and Systems since 1997; prior to 1997, Executive Vice President, Prudential Securities, New York, NY. Age 53.

MARK B. GRIER--Executive Vice President, Corporate Governance since 1998; Executive Vice President, Financial Management from 1997 to 1998; Chief Financial Officer from 1995 to 1997; prior to 1995, Executive Vice President, Chase Manhattan Corporation, New York, NY. Age 46.

JEAN D. HAMILTON--Executive Vice President, Prudential Institutional since 1998; President, Diversified Group since 1995 to 1998; prior to 1995, President, Prudential Capital Group. Age 52.

RODGER A. LAWSON--Executive Vice President, International Investments & Global Marketing Communications since 1998; Executive Vice President, Marketing and Planning from 1996 to 1998; President and CEO, Van Eck Global, New York, NY, from 1994 to 1996; prior to 1994, President and CEO, Global Private Banking, Bankers Trust Company, New York, NY. Age 52.

KIYOFUMI SAKAGUCHI--Executive Vice President, International Insurance since 1998; President, International Insurance Group from 1995 to 1998; prior to 1995, Chairman and CEO, The Prudential Life Insurance Co., Ltd., Japan. Age 56.

JOHN V. SCICUTELLA--Executive Vice President, Individual Financial Services since 1998; Chief Executive Officer, Individual Insurance Group from 1997 to 1998; Executive Vice President Operations and Systems from 1995 to 1997; prior to 1995, Executive Vice President, Chase Manhattan Corporation. Age 49.

JOHN R. STRANGFELD--Executive Vice President, Global Asset Management since 1998; Chief Executive Officer, Private Asset Management Group (PAMG) from 1996 to 1998; President, PAMG, from 1994 to 1996; prior to 1994, Senior Managing Director. Age 45.

JAMES J. AVERY, JR.--Senior Vice President & Chief Actuary, Individual Insurance Group since 1997; President Prudential Select from 1996 to 1997; prior to 1995, Executive Vice President and Chief Operating Officer, Prudential Select. Age 47.

MARTIN A. BERKOWITZ--Senior Vice President, Financial Management since 1998; Senior Vice President and Comptroller from 1995 to 1998; prior to 1995, Senior Vice President and CFO, Prudential Investment Corporation. Age 50.

WILLIAM M. BETHKE--Senior Vice President and Chief Investment Officer since 1997; prior to 1997, President, Capital Management Group. Age 51.

ANNE E. BOSSI--Senior Vice President, Institutional since 1998; President, Group Life & Disability 1997 to 1998; President, Group Life Insurance 1995 to 1997; prior to 1995, President, Northeastern Group Operations. Age 47.

RICHARD J. CARBONE--Senior Vice President and Chief Financial Officer since 1997. Controller, Salomon Brothers, New York, NY, from 1995 to 1997; prior to 1995, Controller, Bankers Trust, New York, NY. Age 51.

THOMAS J. CARROLL-- Senior Vice President and Chief Auditor since 1998. Managing Director, Bankers Trust Company from 1996 to 1998; prior to 1996, Global Chief Auditor and Managing Director, Credit Suisse First Boston. Age 57.

THOMAS W. CRAWFORD--Senior Vice President, Individual Financial Services since 1998; President and Chief Executive Officer, Prudential Property & Casualty Company from 1996 to 1998; Vice President, Prudential Property & Casualty Company in 1996; prior to 1996, President & CEO, Southern Heritage Insurance Company. Age 55.

MARK R. FETTING--Senior Vice President, Retirement Services, Institutional since 1996; President, Prudential Retirement Services from 1992 to 1996; prior to 1992, Partner, Greenwich Associates. Age 44.

WILLIAM D. FRIEL--Senior Vice President and Chief Information Officer since 1996; prior to 1996, Chief Executive Officer, Prudential Service Company. Age 60.

MICHAEL J. HINES--Senior Vice President, Marketing and Communications since 1999; 1996 to 1998 Vice President, Marketing and Communications. Age 47.

RONALD P. JOELSON--Senior Vice President, Guaranteed Products, Global Asset Management since 1997; Senior Vice President, Guaranteed Products, Guaranteed Investments from 1996 to 1997; Vice President, Guaranteed Investments, Guaranteed Products from 1996 to 1996; prior to 1996, Managing Director, Retirement Services. Age 40.

IRA J. KLEINMAN--Senior Vice President, International Insurance Group, since 1997; prior to 1997, Chief Marketing & Product Development Officer. Age 51.

KATHLEEN KRALL--Senior Vice President, Individual Financial Services since 1999; Vice President, Individual Financial Services from 1996 to 1999; Vice President, Operations and Systems from 1995 to 1996; prior to 1995 Vice President, Chase Manhattan Bank. Age 41.

JOYCE R. LEIBOWITZ--Senior Vice President, Management Internal Controls since 1999; Vice President, Management Internal Controls from 1995 to 1999; prior to 1995 Integrated Control Officer. Age 51.

JOHN M. LIFTIN--Senior Vice President and General Counsel since 1998; Self-employed from 1997 to 1998; prior to 1997 Senior Vice President and General Counsel, Kidder & Peabody Group, Inc. Age 55.

NEIL A. MCGUINNESS--Senior Vice President, Marketing, Prudential Investments, since 1996; Director, Putnam Investments, in 1996; prior to 1996, President, Fidelity Investment Employer Services Company. Age 52.

PRISCILLA A. MYERS--Senior Vice President, Demutualization since 1998; Senior Vice President and Auditor from 1995 to 1998; prior to 1995, Vice President and Auditor. Age 48.

I. EDWARD PRICE--Senior Vice President since 1996; Senior Vice President and Actuary from 1995 to 1996; prior to 1995, Chief Executive Officer, Prudential International Insurance. Age 56.

ROBERT J. SULLIVAN--Senior Vice President, Mutual Funds Sales, Individual Financial Services since 1997; prior to 1997, Managing Director, Fidelity Investments, Boston. Age 60.

SUSAN J. BLOUNT--Vice President and Secretary since 1995; prior to 1995, Assistant General Counsel. Age 41.

C. EDWARD CHAPLIN--Vice President and Treasurer since 1995; prior to 1995, Managing Director and Assistant Treasurer. Age 41.

ANTHONY S. PISZEL--Vice President and Controller since 1998; Vice President, Enterprise Financial Management from 1997 to 1998; prior to 1997, Chief Financial Officer, Individual Insurance Group. Age 44.

ITEM 11.  EXECUTIVE COMPENSATION

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Related Party Transactions in note 5 of Notes to Financial Statements on page F - 18.

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

        1.     Financial Statements

               See the Index to Financial Statements and Supplementary Data on page F-1.

        2.     Financial Statement Schedules

               The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements in Item 8 of this Annual Report on Form 10-K:

               Schedule III.  Real Estate Owned: Properties
               Schedule III.  Real Estate Owned: Interest in Properties

               See the Index to Financial Statements and Supplementary Data on page F-1.

        3.     Documents Incorporated by Reference

               See the following list of exhibits.

        4.     Exhibits

               See the following list of exhibits.

(b)     None.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

        11.    Not applicable.

        12.    Not applicable.

        13.    None.

        18.    None.

        21.    Not applicable.

        22.    Not applicable.

        23.    None.

        24. Power of Attorney: F. Agnew, F. Becker, J. Cullen, C. Davis, R. Enrico, A. Gilmour, W. Gray III, J. Hanson, G. Hiner, C. Horner,
               G. Kelley, B. Malkiel, A. Ryan, I. Schmertz, C. Sitter, D. Staheli, R. Thomson, J. Unruh, P. Vagelos, S. Van Ness, P. Volcker, J. Williams, incorporated by reference to Post-Effective Amendment No. 10 to Form S-1, Registration No. 33-20083, filed April 9, 1998 on behalf of The Prudential Variable Contract Real Property Account. G. Casellas incorporate by reference to Form S-6, Registration No. 333-64957, filed September 30, 1998 on behalf of The Prudential Variable Appreciable Account. R. Carbone incorporated by reference to Post-Effective Amendment No. 3 to Form N-4, Registration No. 333-23271, filed October 16, 1998 on behalf of The Prudential Discovery Select Group Variable Contract Account.

        27.    Not applicable.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                    IN RESPECT OF
               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                    (REGISTRANT)





Date:    MARCH 29, 1999                 By:/s/
     ------------------                    ----------------------
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


SIGNATURE                    TITLE                             DATE
---------                    -----                             ----


*                            Chairman of the Board and         March 29, 1999
 -----------------------     Chief Executive Officer
Arthur F. Ryan

*                            Chief Financial Officer           March 29, 1999
 -----------------------
Richard Carbone





                                BY:  */s/
                                   --------------------
                                THOMAS C. CASTANO
                                (ATTORNEY-IN-FACT)

SIGNATURE                         TITLE             DATE
---------                         -----             ----


*                                 Director          March 29, 1999
 ---------------------------
Franklin E. Agnew

*                                 Director          March 29, 1999
 ---------------------------
Frederic K. Becker

*                                 Director          March 29, 1999
 ---------------------------
Gilbert F. Casellas

*                                 Director          March 29, 1999
 ---------------------------
James G. Cullen

*                                 Director          March 29, 1999
 ---------------------------
Carolyne K. Davis

*                                 Director          March 29, 1999
 ---------------------------
Roger A. Enrico

*                                 Director          March 29, 1999
 ---------------------------
Allan D. Gilmour

*                                 Director          March 29, 1999
 ---------------------------
William H. Gray, III

*                                 Director          March 29, 1999
 ---------------------------
Jon F. Hanson

*                                 Director          March 29, 1999
 ---------------------------
Glen H. Hiner, Jr.

*                                 Director          March 29, 1999
 ---------------------------
Constance J. Horner

*                                 Director          March 29, 1999
 ---------------------------
Gaynor N. Kelley

*                                 Director          March 29, 1999
 ---------------------------
Burton G. Malkiel





                                 BY:  */s/
                                    ---------------------
                                 THOMAS C. CASTANO
                                 (ATTORNEY-IN-FACT)

SIGNATURE                            TITLE            DATE
---------                            -----            ----


*                                    Director         March 29, 1999
 ------------------------------
Ida F. S. Schmertz

*                                    Director         March 29, 1999
 ------------------------------
Charles R. Sitter

*                                    Director         March 29, 1999
 ------------------------------
Donald L. Staheli

*                                    Director         March 29, 1999
 ------------------------------
Richard M. Thomson

*                                    Director         March 29, 1999
 ------------------------------
James A. Unruh

*                                    Director         March 29, 1999
 ------------------------------
P. Roy Vagelos, M.D.

*                                    Director         March 29, 1999
 ------------------------------
Stanley C. Van Ness

*                                    Director         March 29, 1999
 ------------------------------
Paul A. Volcker

*                                    Director         March 29, 1999
 ------------------------------
Joseph H. Williams



                               BY:  */s/
                                  -----------------------
                               THOMAS C. CASTANO
                               (ATTORNEY-IN-FACT)

                           THE PRUDENTIAL VARIABLE  CONTRACT
                                 REAL PROPERTY ACCOUNT
                                     (REGISTRANT)

                                         INDEX


                                                                                                                      PAGE
                                                                                                                      ----
A.            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

              Financial Statements:

                   Report of Independent Accountants                                                                    F-2

                   Statements of Net Assets - December 31, 1998 and 1997                                                F-3

                   Statements of Operations and Changes in Net Assets -
                   Years Ended December 31, 1998, 1997 and 1996                                                         F-3

                   Notes to Financial Stateme
nts                                                                        F-4

B.            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

              Financial Statements:

                   Report of Independent Accountants                                                                    F-8

                   Statements of Assets and Liabilities - December 31, 1998 and 1997                                    F-9

                   Statements of Operations - Years Ended December 31, 1998, 1997 and 1996                             F-10

                   Statements of Changes in Net Assets - Years Ended December 31, 1998, 1997 and 1996                  F-11

                   Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996                             F-12

                   Schedule of Investments - December 31, 1998 and 1997                                                F-13

                   Notes to Financial Statements                                                                       F-16

                   Financial Statement Schedules:

                   For the period ended December 31, 1998

                   Schedule III - Real Estate Owned: Properties                                                        F-19

                   Schedule III - Real Estate Owned: Interest in Properties                                            F-20



All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Contract Owners of the
Prudential Variable Contract Real Property Account and the Board of Directors of The Prudential Insurance Company of America


In our opinion, the accompanying statements of net assets and the related statements of operations and changes in net assets present fairly, in all material respects, the financial position of Prudential Variable Contract Real Property Account at December 31, 1998 and 1997, and the results of its operations and the changes in its net assets for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Prudential Insurance Company of America's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares owned in The Prudential Variable Contract Real Property Partnership at December 31, 1998 and 1997, provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
New York, New York
March 19, 1999

                             FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                            STATEMENTS OF NET ASSETS


                                                                                               DECEMBER 31,
                                                                        -----------------------------------------------------------
                                                                                    1998                           1997
                                                                        ---------------------------    ----------------------------
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 3)                                    $              111,115,968     $               101,268,264
                                                                        ---------------------------    ----------------------------
                                                                        ---------------------------    ----------------------------

NET ASSETS, representing:
Equity of Contract Owners (Note 4)                                      $               60,232,750     $                59,242,776
Equity of Prudential Insurance Company of America (Note 2D)                             50,883,218                      42,025,488
                                                                        ---------------------------    ----------------------------
                                                                        $              111,115,968     $               101,268,264
                                                                        ---------------------------    ----------------------------
                                                                        ---------------------------    ----------------------------




                         STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS


                                                                                    YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------
                                                                          1998            1997               1996
                                                                    --------------------------------------------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                    $   7,324,915    $   6,361,101    $     7,088,695

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
   Expense Risk and for Administration (Note 5)                            492,841          480,620           473,388
                                                                     --------------   --------------   ---------------
NET INVESTMENT INCOME                                                    6,832,074        5,880,481         6,615,307
                                                                     --------------   --------------   ---------------
Net Change in Unrealized Gain (Loss) on Investments in Partnership         806,156        3,772,996        (1,474,373)
Net Realized Gain (Loss) on Sale of Investments in Partnership           1,411,632          141,173          (723,211)
                                                                     --------------    --------------   --------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                     9,049,862        9,794,650         4,417,723
                                                                     --------------   --------------    --------------
CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 7)                             (3,853,980)      (3,343,849)       (2,022,824)

Net Contributions by Prudential Insurance Company of America             4,651,822        3,824,469         2,496,212
                                                                     --------------   --------------    --------------
NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                        797,842          480,620           473,388
                                                                     --------------   --------------    --------------

TOTAL INCREASE IN NET ASSETS                                             9,847,704       10,275,270         4,891,111


NET ASSETS:
Beginning of period                                                    101,268,264       90,992,994        86,101,883
                                                                     --------------   --------------    --------------
End of period                                                        $ 111,115,968    $ 101,268,264     $  90,992,994
                                                                     --------------   --------------    --------------
                                                                     --------------   --------------    --------------


                    SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-4 THROUGH F-7

                    NOTES TO THE FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                             DECEMBER 31, 1998


NOTE 1:            GENERAL

The Prudential Variable Contract Real Property Account (the "Real Property Account") was established on November 20, 1986 by resolution of the Board of Directors of The Prudential Insurance Company of America ("Prudential"), as a separate investment account pursuant to New Jersey law. The assets of the Real Property Account are segregated from Prudential's other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Prudential. These products are Variable Appreciable Life ("PVAL and PVAL $100,000 + face value"), Discovery Plus ("PDISCO+"), and Variable Investment Plan ("VIP").

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership is organized under New Jersey law and is registered under the Securities Act of 1933. The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts. The Real Property Account, along with the Pruco Life Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account, are the sole investors in the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.



NOTE 2:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.            BASIS OF ACCOUNTING

The accompanying financial statements are prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

B.            INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At December 31, 1998 and 1997 the Real Property Account's interest in the Partnership was 46.2% or 5,481,889 shares and 46.1% or 5,465,515 shares, respectively.

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

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The number of shares held by the Real Property Account in the Partnership, the Partnership share value and the aggregate cost of investments in the Real Property Accounts' shares held at December 31, 1998 and 1997 were as follows:

                                   1998                1997
                                   ------              -----

SHARES OUTSTANDING:              5,481,889           5,465,515
SHARE VALUE:                      $20.27              $18.53
COST:                           $64,095,895         $63,790,895



NOTE 4:      CONTRACT OWNER UNIT INFORMATION

Outstanding contract owner units, unit values and total value of contract owner equity at December 31, 1998 and 1997, by product, were as follows:

1998:

                                                                                       PVAL $100,000+
                                          PDISCO+          VIP           PVAL            FACE VALUE             TOTAL
                                       -------------   ------------  --------------   ------------------    --------------
 CONTRACT OWNER UNITS OUTSTANDING:         2,873,789     2,011,903      13,216,595           18,444,838
 UNIT VALUE:                             $   1.60383   $   1.60383    $    1.68343         $  1.63448
                                       --------------  ------------  --------------   ------------------
 TOTAL CONTRACT OWNER EQUITY:            $ 4,609,069   $ 3,226,750    $ 22,249,213         $ 30,147,718      $ 60,232,750
                                       -------------   ------------  --------------   ------------------    --------------
                                       -------------   ------------  --------------   ------------------    --------------


 1997:

                                                                                       PVAL $100,000+
                                          PDISCO+          VIP           PVAL            FACE VALUE             TOTAL
                                       --------------  ------------  --------------   -----------------     --------------
 CONTRACT OWNER UNITS OUTSTANDING:         3,063,257     2,642,918      13,838,774           19,469,599
 UNIT VALUE:                             $   1.48380   $   1.48380   $     1.54807         $    1.50761
                                       --------------  ------------  --------------   ------------------
 TOTAL CONTRACT OWNER EQUITY:            $ 4,545,261   $ 3,921,562   $  21,423,391         $ 29,352,562     $ 59,242,776
                                       -------------   ------------  --------------   ------------------    --------------
                                       -------------   ------------  --------------   ------------------    --------------



NOTE 5:    CHARGES AND EXPENSES

A.         MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense risk charges are determined daily using an effective annual rate of 1.0%, 0.6%, 0.9%, and 1.2% for PDISCO+, PVAL, PVAL $100,000 + face value, and VIP respectively. Mortality risk is that life insurance and annuity contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed related charges by Prudential.

B.         ADMINISTRATIVE CHARGES

Administrative charges are determined daily using an effective annual rate of 0.2% applied daily against the net assets representing equity of PDISCO+ contract owners held in each subaccount. Administrative charges include costs associated with issuing the contract, establishing and maintaining records, and providing reports to contract owners.

C.       COST OF INSURANCE CHARGES

Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for PVAL and PVAL $100,000 + face value are (1) state premium taxes; (2) sales charges which are deducted in order to compensate Prudential for the cost of selling the contract and (3) transaction costs which are deducted from each premium payment to cover premium collection and processing costs. Contracts are also subject to monthly charges for the costs of administering the contract and to compensate Prudential for the guaranteed minimum death benefit risk.

D.       DEFERRED SALES CHARGE

A deferred sales charge, applicable to PVAL and PVAL $100,000 + face value, is imposed upon the surrenders of certain variable life insurance to compensate Prudential for sales and other marketing expenses. The amount of any sales charge will depend on the number of contract years that have elapsed since the contract was issued. No sales charge will be imposed after the tenth year of the contract. No sales charge will be imposed on death benefits.

Also a deferred sales charge is imposed upon the withdrawals of certain purchase payments to compensate Prudential for sales and other marketing expenses for PDISCO+ and VIP. The amount of any sales charge will depend on the amount withdrawn and the number of contract years that have elapsed since the contract owner or annuitant made the purchase payments deemed to be withdrawn. No sales charge is made against the withdrawal of investment income. A reduced sales charge is imposed in connection with the withdrawal of a purchase payment to effect an annuity if three or more contract years have elapsed since the contract date, unless the annuity effected is an annuity certain. No sales charge is imposed upon death benefit payments or upon transfers made between subaccounts.

E.       PARTIAL WITHDRAWAL CHARGE

A charge is imposed by Prudential on partial withdrawals of the cash surrender value for PVAL and PVAL $100,000 + face value. A charge equal to the lesser of $15 or 2% will be made in connection with each partial withdrawal of the cash surrender value of a contract.

F.       ANNUAL MAINTENANCE CHARGE

An annual maintenance charge, applicable to PDISCO+ and VIP, of $30 will be deducted if and only if the contract fund is less than $10,000 on a contract anniversary or at the time a full withdrawal is effected, including a withdrawal to effect an annuity. The charge is made by reducing accumulation units credited to a contract owner's account.


NOTE 6:    TAXES

Prudential is taxed as a "life insurance company" as defined by the Internal Revenue Code and the results of operations of the Real Property Account form a part of Prudential's consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Real Property Account. As such, no provision for the tax liability has been recorded in these financial statements.


NOTE 7:    NET WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the real estate investment option in Prudential's variable insurance and variable annuity products for the years ended December 31, 1998 and 1997 were as follows:

 1998:

                                                                                       PVAL & PVAL
                                                    PDISCO+            VIP        $100,000+ FACE VALUE        TOTAL
                                                 -----------      ---------       --------------------       -------

CONTRACT OWNER NET PAYMENTS:                        $   34,192     $    64,722           $   7,093,241    $   7,192,155
POLICY LOANS:                                                0               0              (1,904,723)      (1,904,723)
POLICY LOAN REPAYMENTS AND INTEREST:                         0               0               1,227,793        1,227,793
SURRENDERS, WITHDRAWALS, AND DEATH BENEFITS:          (488,508)     (1,009,902)             (3,536,617)      (5,035,027)
NET TRANSFERS FROM (TO) OTHER SUBACCOUNTS
     OR FIXED RATE OPTIONS:                            159,601         (12,601)             (1,618,529)      (1,471,529)
ADMINISTRATIVE AND OTHER CHARGES:                          (16)         (3,869)             (3,858,764)      (3,862,649)
                                                 ---------------  --------------  ----------------------  ---------------
NET WITHDRAWALS BY CONTRACT OWNER                   $ (294,731)    $  (961,650)          $  (2,597,599)   $  (3,853,980)
                                                 ---------------  --------------  ----------------------  ---------------
                                                 ---------------  --------------  ----------------------  ---------------


 1997:

                                                                                       PVAL & PVAL
                                                    PDISCO+            VIP        $100,000+ FACE VALUE        TOTAL
                                                 -----------      ------------    ---------------------      -------
CONTRACT OWNER NET PAYMENTS:                        $  351,456      $  347,300            $  8,463,594     $  9,162,350
POLICY LOANS:                                                0               0              (1,932,364)      (1,932,364)
POLICY LOAN REPAYMENTS AND INTEREST:                         0               0                 975,817          975,817
SURRENDERS, WITHDRAWALS, AND DEATH BENEFITS:          (726,927)       (714,252)             (3,808,846)      (5,250,025)
NET TRANSFERS FROM (TO) OTHER SUBACCOUNTS
      OR FIXED RATE OPTIONS:                            87,144        (194,348)             (1,816,066)      (1,923,270)
ADMINISTRATIVE AND OTHER CHARGES:                          (20)         (3,847)             (4,372,490)      (4,376,357)
                                                 ---------------  --------------  ----------------------  ---------------
NET WITHDRAWALS BY CONTRACT OWNER                   $ (288,347)     $ (565,147)           $ (2,490,355)    $ (3,343,849)
                                                 ---------------  --------------  ----------------------  ---------------
                                                 ---------------  --------------  ----------------------  ---------------



NOTE 8:    UNIT ACTIVITY

Transactions in units for the years ended December 31, 1998, 1997 and 1996 were as follows:

 1998:

                                                                                         PVAL $100,000+
                                       PDISCO+            VIP             PVAL             FACE VALUE
                                     -----------       ---------       -----------         ----------
 CONTRACT OWNER CONTRIBUTIONS:         613,206          186,504         2,480,913           3,131,058
 CONTRACT OWNER REDEMPTIONS:          (802,674)        (817,519)       (3,103,092)         (4,155,819)


 1997:

                                                                                         PVAL $100,000+
                                       PDISCO+            VIP             PVAL             FACE VALUE
                                     ----------        ---------       -----------         ----------
 CONTRACT OWNER CONTRIBUTIONS:         644,374          373,838         3,039,579           3,893,900
 CONTRACT OWNER REDEMPTIONS:          (846,753)        (773,203)       (3,692,270)         (4,965,990)


 1996:

                                                                                         PVAL $100,000+
                                       PDISCO+            VIP             PVAL             FACE VALUE
                                     ----------        ---------       -----------         ----------
 CONTRACT OWNER CONTRIBUTIONS:         708,743          381,682         4,061,972           4,872,293
 CONTRACT OWNER REDEMPTIONS:          (745,783)        (654,114)       (4,350,882)         (5,786,430)


NOTE 9:    PURCHASES AND SALES OF INVESTMENTS

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the year ended December 31, 1998 were as follows:

                  Purchases:        $341,000
                  Sales:            $(36,000)

                          REPORT OF INDEPENDENT ACCOUNTANTS
                          ---------------------------------




To the Partners of Prudential
Variable Contract Real Property Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Variable Contract Real Property Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
New York, New York
February 22, 1999

                  THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             STATEMENTS OF ASSETS AND LIABILITIES

                                                                                    DECEMBER 31, 1998        DECEMBER 31, 1997
                                                                                  ---------------------     -------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  12/31/98 -- $170,045,055; 12/31/97 -- $201,670,248)                        $    155,374,462          $  181,317,624
  Real estate investment trust (cost:  12/31/98 -- $10,000,005;
   12/31/97 -- $10,000,005)                                                                 11,554,649              12,523,805
                                                                                  ---------------------     -------------------

         Total real estate investments                                                     166,929,111             193,841,429

MARKETABLE SECURITIES - At estimated market value
   (cost: 12/31/98 -- $14,967,236; 12/31/97 -- $13,971,421)                                 14,950,525              13,929,296

CASH AND CASH EQUIVALENTS                                                                   58,578,848              12,880,560

DIVIDEND RECEIVABLE                                                                            167,275                 146,999

OTHER ASSETS (net of allowance for uncollectible
  accounts:  12/31/98 -- $66,000; 12/31/97 --                                                3,623,513               1,946,851
$68,000)
                                                                                  ---------------------     -------------------

         Total assets                                                                  $   244,249,272          $  222,745,135
                                                                                  ---------------------     -------------------
                                                                                  ---------------------     -------------------

LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                  $     1,985,400          $    1,842,027

DUE TO AFFILIATES                                                                            1,598,535                 832,922

OTHER LIABILITIES                                                                              504,940                 538,413
                                                                                  ---------------------     -------------------

         Total liabilities                                                                   4,088,875               3,213,362

COMMITMENTS

PARTNERS' EQUITY
                                                                                           240,160,397             219,531,773
                                                                                  ---------------------     -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                 $   244,249,272          $  222,745,135
                                                                                  ---------------------     -------------------
                                                                                  ---------------------     -------------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                               11,848,275              11,848,275
                                                                                  ---------------------     -------------------
                                                                                  ---------------------     -------------------

SHARE VALUE AT END OF PERIOD                                                           $         20.27          $        18.53
                                                                                  ---------------------     -------------------
                                                                                  ---------------------     -------------------

                                 SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16
                                                     F-9

                   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                   STATEMENTS OF OPERATIONS


                                                                                YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------------
                                                                  1998                    1997                   1996
                                                          ---------------------   ---------------------  ---------------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                     $    24,572,642         $    21,582,968        $    22,799,694
 Income from interest in properties                                     33,462                 435,296                606,558
 Dividend income from real estate investment trust                     669,100                 158,184                      0
 Interest on short-term investments                                  1,888,348               2,305,364              2,134,386
                                                          ---------------------   ---------------------  ---------------------

         Total investment income                                    27,163,552              24,481,812             25,540,638
                                                          ---------------------   ---------------------  ---------------------

EXPENSES:
 Investment management fee                                           2,900,445               2,640,470              2,494,229
 Real estate taxes                                                   2,406,624               2,208,972              2,367,404
 Administrative expense                                              1,951,235               2,326,155              1,865,433
 Operating expense                                                   4,071,735               3,296,350              2,904,620
 Interest expense                                                            0                 220,118                489,434
                                                          ---------------------   ---------------------  ---------------------

         Total investment expenses                                  11,330,039              10,692,065             10,121,120
                                                          ---------------------   ---------------------  ---------------------

NET INVESTMENT INCOME                                               15,833,513              13,789,747             15,419,518
                                                          ---------------------   ---------------------  ---------------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS
 Net proceeds from real estate investments
   sold                                                             37,443,762               6,297,422             20,497,789
 Less:  Cost of real estate investments sold                        37,361,533               6,274,539             26,610,932
           Realization of prior years' unrealized
            gain on real estate investments sold                   (2,969,150)               (283,157)            (4,539,996)
                                                          ---------------------   ---------------------  ---------------------

 Net gain (loss) realized on real estate
   investments sold                                                  3,051,379                 306,040            (1,573,147)
                                                          ---------------------   ---------------------  ---------------------


 Change in unrealized gain (loss) on real estate
   investments                                                       1,743,732               8,179,192            (3,211,436)
                                                          ---------------------   ---------------------  ---------------------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                                               4,795,111               8,485,232            (4,784,583)
                                                          ---------------------   ---------------------  ---------------------

NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                              $    20,628,624         $    22,274,979        $    10,634,935
                                                          ---------------------   ---------------------  ---------------------
                                                          ---------------------   ---------------------  ---------------------

                                 SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16
                                                     F-10

                THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                              STATEMENTS OF CHANGES IN NET ASSETS


                                                                                YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------------------
                                                               1998                     1997                     1996
                                                        ---------------------    ---------------------    ---------------------
NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS:
Net investment income                                         $    15,833,513          $    13,789,747          $    15,419,518
Net gain (loss) realized on real estate
  investments sold                                                  3,051,379                  306,040              (1,573,147)
Net unrealized gain (loss)  from real estate
  investments                                                       1,743,732                8,179,192              (3,211,436)
                                                        ---------------------    ---------------------    ---------------------

         Net increase in net assets resulting from
           operations                                              20,628,624               22,274,979               10,634,935
                                                        ---------------------    ---------------------    ---------------------

NET DECREASE IN NET ASSETS RESULTING
  FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
(Shares: 1998 -- 0; 1997 -- 0; 1996 -- 188,409
 shares, respectively)                                                      0                        0              (3,000,000)
                                                        ---------------------    ---------------------    ---------------------

         Net decrease in net assets resulting from
           capital transactions                                             0                        0              (3,000,000)
                                                        ---------------------    ---------------------    ---------------------

NET INCREASE IN NET ASSETS                                         20,628,624               22,274,979                7,634,935

NET ASSETS -  Beginning of year                                   219,531,773              197,256,794              189,621,859
                                                        ---------------------    ---------------------    ---------------------

NET ASSETS -  End of year                                     $   240,160,397          $   219,531,773          $   197,256,794
                                                        ---------------------    ---------------------    ---------------------
                                                        ---------------------    ---------------------    ---------------------











                                 SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16
                                                     F-11

                  THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                   STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                        1998                  1997                   1996
                                                                 -------------------   -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                  $  20,628,624         $  22,274,979          $  10,634,935
Adjustments to reconcile net increase in net assets
   resulting from operations to net cash provided by
   operating activities:
     Net realized and unrealized (gain) loss on
        investments                                                     (4,795,111)           (8,485,232)              4,784,583
     Bad Debt Expense                                                        28,264                99,929                 14,201
      (Increase) decrease in:
         Dividend receivable                                               (20,276)             (146,999)                      0
         Other assets                                                   (1,704,926)                20,136              (337,812)
      (Decrease) increase in:
         Obligation under capital lease                                           0              (72,677)                190,256
         Accounts payable and accrued expenses                              143,373               201,667              (502,254)
         Due to affiliates                                                  765,613               113,722                 36,405
         Other liabilities                                                 (33,473)                71,404              (197,060)
                                                                 -------------------   -------------------    -------------------

  Net cash flows from operating activities                               15,012,088            14,076,929             14,623,254
                                                                 -------------------   -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments
    sold                                                                 37,443,762             6,297,422             20,497,789
  Acquisition of real estate property                                             0          (23,417,474)           (10,713,722)
  Acquisition of real estate investment trust                                     0          (10,000,005)                      0
  Improvements and additional costs on prior purchases:
    Additions to real estate owned                                      (5,736,333)           (1,311,864)              (997,893)
    Additions to real estate partnerships                                         0                     0                      0
  Sale (purchase) of marketable securities, net                         (1,021,229)            10,497,348           (13,894,489)
                                                                 -------------------   -------------------    -------------------

  Net cash flows from investing activities                               30,686,200          (17,934,573)            (5,108,315)
                                                                 -------------------   -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                          0                     0            (3,000,000)
 Principal payments on capital lease obligation                                   0           (4,000,000)                      0
                                                                 -------------------   -------------------    -------------------

  Net cash flows from financing activities                                        0           (4,000,000)            (3,000,000)
                                                                 -------------------   -------------------    -------------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                                            45,698,288           (7,857,644)              6,514,939

CASH AND CASH EQUIVALENTS - Beginning of year                            12,880,560            20,738,204             14,223,265
                                                                 -------------------   -------------------    -------------------

CASH AND CASH EQUIVALENTS - End of year                               $  58,578,848         $  12,880,560          $  20,738,204
                                                                 -------------------   -------------------    -------------------
                                                                 -------------------   -------------------    -------------------

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for interest                              $           0          $    220,118           $    376,450
                                                                 -------------------   -------------------    -------------------
                                                                 -------------------   -------------------    -------------------

                                 SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16

                    THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                       SCHEDULE OF INVESTMENTS

                                                                    DECEMBER 31, 1998                    DECEMBER 31, 1997
                                                             ---------------------------------   ---------------------------------
                                                                                    ESTIMATED                         ESTIMATED
                                                                                      MARKET                            MARKET
                                                                COST                  VALUE          COST               VALUE
                                                             --------------------------------------------------------------------

REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                                      64.7%                            82.6%
Location                    Description
----------------------------------------------------------------------------------------------------------------------------------
Lisle, IL                   Office Building                   $  21,634,707      $  14,123,742   $  17,916,983    $  10,278,959
Atlanta, GA                 Garden Apartments                    15,601,495         15,651,216      15,446,293       15,100,000
Roswell, GA                 Retail Shopping Center               32,272,627         28,649,176      31,858,198       29,547,042
Pomona, CA                  Warehouse                                     0                  0      23,637,049       19,504,612
Morristown, NJ              Office Building                      19,409,490         11,596,138      18,931,914       10,805,918
Bolingbrook, IL             Warehouse                             8,948,028          7,000,000       8,948,028        7,100,000
Farmington Hills, MI        Garden Apartments                             0                  0      13,641,971       14,805,258
Raleigh, NC                 Garden Apartments                    15,822,682         16,804,570      15,804,860       16,525,751
Nashville, TN               Office Building                       8,448,026         10,152,399       8,613,828        9,611,329
Oakbrook Terrace, IL        Office Complex                       12,945,366         15,750,000      12,725,366       14,100,000
Beaverton, OR               Office Complex                       10,728,618         11,200,000      10,728,285       10,700,000
Salt Lake City, UT          Industrial Building                   5,388,134          5,450,000       5,388,134        5,350,000
Aurora, CO                  Industrial Building                   9,304,171          9,497,221       8,540,585        8,400,000
Brentwood, TN               Office Complex                        9,541,711          9,500,000       9,488,754        9,488,755
                                                             ---------------------------------------------------------------------
                                                              $ 170,045,055      $ 155,374,462   $ 201,670,248     $181,317,624
                                                             ---------------------------------------------------------------------
                                                             ---------------------------------------------------------------------

REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                       4.8%                             5.7%
----------------------------------------------------------------------------------------------------------------------------------
Meridian REIT Shares (506,894 shares)                         $  10,000,005      $  11,554,649    $  10,000,005    $ 12,523,805
                                                             ---------------------------------------------------------------------
                                                             ---------------------------------------------------------------------


                                                                    DECEMBER 31, 1998                    DECEMBER 31, 1997
                                                             ---------------------------------   ---------------------------------
                                                                                    ESTIMATED                         ESTIMATED
                                                                                      MARKET                            MARKET
                                                                COST                  VALUE          COST               VALUE
                                                             --------------------------------------------------------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                              6.2%                             6.3%
(See pages F-14 to F-15 for details)
Description
----------------------------------------------------------------------------------------------------------------------------------
Marketable Securities                                         $  14,967,236      $  14,950,525    $  13,971,421    $  13,929,296
                                                             ---------------------------------------------------------------------
                                                             ---------------------------------------------------------------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                         24.4%                             5.9%
(See pages F-14 to F-15 for details)
Description
----------------------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                                     $  58,578,848      $  58,578,848    $  12,880,560   $   12,880,560
                                                             ---------------------------------------------------------------------
                                                             ---------------------------------------------------------------------




                                 SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16
                                                     F-13

                   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                      SCHEDULE OF INVESTMENTS

                                                                                               DECEMBER 31, 1998
                                                                       -----------------------------------------------------------
                                                                                                                     NET ESTIMATED
                                                                          FACE AMOUNT               COST             MARKET VALUE
                                                                       -------------------    ------------------    --------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                                 6.2%
General Motors Acceptance Corp., 5.26%, January 26, 1999                     $   830,000          $    817,556       $   817,556
American Express Credit Corp., 7.375%, February 1, 1999                          325,000               329,342           325,418
Canadian Imperial Bank of Commerce, 5.55%, February 10, 1999                   1,000,000               999,520           999,947
Federal National Mortgage Assoc., 5.33%, February 12, 1999                       100,000                99,703            99,703
Salomon Smith Barney Holdings, Inc., 5.38%, February 16, 1999                  1,720,000             1,695,137         1,695,397
General Motors Acceptance Corp., 5.29 %,  February 17, 1999                      650,000               641,501           641,501
Chrysler Financial Company LLC, 5.26%, February 22, 1999                       2,400,000             2,365,700         2,365,700
International Lease Finance Corp., 7.50% March 1, 1999                           500,000               508,250           501,367
Federal Home Loan Mortgage Corp., 5.505%, March 12, 1999                       1,000,000             1,000,856         1,000,630
General Motors Acceptance Corp., 6.04%, March 19, 1999                         1,000,000             1,003,480         1,000,707
Merrill Lynch & Co. Inc., 5.23%, March 19, 1999                                1,790,000             1,758,820         1,758,820
Canadian Wheat Board, 5.14%, April 1, 1999                                     2,000,000             1,962,406         1,962,406
International Lease Finance Corp., 6.625%,  April 1, 1999                        375,000               377,419           375,721
CIT Group Holdings, Inc., 6.375%, May 21, 1999                                   400,000               402,120           400,873
Federal National Mortgage Assoc., 6.07%, July 1, 1999                          1,000,000             1,005,426         1,004,779
                                                                       -------------------    ------------------    --------------
TOTAL MARKETABLE SECURITIES                                                  $15,090,000           $14,967,236       $14,950,525
                                                                       -------------------    ------------------    --------------
                                                                       -------------------    ------------------    --------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                            24.4%
Countrywide Home Loans, 5.403%, January 4, 1999                              $ 1,000,000           $   999,400        $   999,400
Fortune Brands Inc., 5.05%, January 4, 1999                                    3,463,000             3,461,057          3,461,057
Xerox Capital (Europe) PLC,  5.303%, January 4, 1999                           3,483,000             3,480,949          3,480,949
Federal National Mortgage Assoc., 5.77%, January 5, 1999                      10,401,000            10,000,000         10,000,000
Ford Motor Credit Co., 5.454%, January 5, 1999                                   500,000               499,622            499,622
Pioneer Hi-BRED International, 5.665%, January 7, 1999                         1,000,000               997,332            997,332
Ford Motor Credit Co., 6.11%, January 8, 1999                                    167,000               166,717            166,717
Deere & Co., 5.372 %,  January 13, 1999                                        2,520,000             2,509,514          2,509,514
E.I. Du Pont De Nemours & Co. Inc., 5.277%, January 13, 1999                     648,000               644,598            644,598
Household Finance Corp., 5.356%, January 13, 1999                                175,000               174,119            174,119
Household Finance Corp., 5.355% , January 15, 1999                             2,343,000             2,331,899          2,331,899
Potomac Electric Power Co., 5.569%, January 15, 1999                           3,122,000             3,110,930          3,110,930
Chrysler Financial Corp., 5.537%, January 25, 1999                             1,164,000             1,158,121          1,158,121
Eastman Kodak Co., 5.232%, January 26, 1999                                    2,518,000             2,502,360          2,502,360
Cigna Corp., 5.559%, January 27, 1999                                          1,819,000             1,809,220          1,809,220
Cigna Group Holdings, Inc.  5.334%, January 27, 1999                           1,851,000             1,835,496          1,835,496
Countrywide Home Loan, Inc. 5.506%, January 27, 1999                           1,342,000             1,333,028          1,333,028
Countrywide Home Loan, Inc. 5.587%, January 27, 1999                           1,177,000             1,169,197          1,169,197
General RE Corp., 5.187% , January 29, 1999                                      542,000               538,046            538,046
PNC Funding Corp., 5.728%, January 29, 1999                                    2,500,000             2,487,729          2,487,729
GTE Funding, Inc.,  5.211%, February 1, 1999                                   2,526,000             2,506,048          2,506,048
Norwest Financial, Inc., 5.536%, February 3, 1999                              3,563,000             3,539,593          3,539,593
CIGNA Corp., 5.233%, February 4, 1999                                          1,745,000             1,730,660          1,730,660
General Electric Capital Corp., 5.537%, February 4, 1999                       3,563,000             3,539,049          3,539,049
Associates First Capital Corp., 5.241%, February 8, 1999                       2,519,000             2,498,988          2,498,988
GTE Funding, Inc., 5.304%, February 11, 1999                                   1,000,000               993,413            993,413
                                                                       -------------------    ------------------    --------------

TOTAL CASH EQUIVALENTS                                                        56,651,000            56,017,085         56,017,085

CASH
                                                                               2,561,762             2,561,762          2,561,762
                                                                       -------------------    ------------------    --------------
TOTAL CASH AND CASH EQUIVALENTS                                              $59,212,762           $58,578,847        $58,578,847
                                                                       -------------------    ------------------    --------------
                                                                       -------------------    ------------------    --------------


                                 SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16
                                                     F-14

                    THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                     SCHEDULE OF INVESTMENTS

                                                                                               DECEMBER 31, 1997
                                                                       -----------------------------------------------------------
                                                                                                                     NET ESTIMATED
                                                                          FACE AMOUNT               COST             MARKET VALUE
                                                                       -------------------    ------------------    --------------

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                                 6.3%
International Lease Finance Corp., 5.92%, January 15, 1998                  $    500,000          $    499,083       $    499,956
Smith Barney Holding Inc., 5.70%, January 28, 1998                             1,304,000             1,285,475          1,285,475
Suntrust Banks, 8.875%, February 1, 1998                                       1,500,000             1,517,880          1,503,553
Chase Manhattan Bank, 5.75%, February 10, 1998                                 2,000,000             2,000,000          2,000,000
Beneficial Corp., 9.125%, February 15, 1998                                      700,000               705,948            702,456
Citicorp, 10.15%, February 15, 1998                                              200,000               207,324            200,969
General Motors Acceptance Corp., 5.9%, February 19, 1998                         985,000               994,545            986,218
General Motors Acceptance Corp., 5.9875%, February 23, 1998                    1,300,000             1,299,363          1,299,894
American General Finance Corp., 7.25%, March 1, 1998                             500,000               507,880            501,217
Commercial Credit Co., 5.7%, March 1, 1998                                       375,000               375,199            375,031
Associates Corp. of North America, 7.3%, March 15, 1998                          400,000               406,635            401,242
International Lease Finance Corp., 5.75%, March 15, 1998                         400,000               399,940            399,988
Morgan Guaranty Trust Co., 5.85%, March 16, 1998                                 500,000               499,855            499,971
Royal Bank of Canada, 5.91%, June 17, 1998                                     2,000,000             1,998,853          1,999,475
FCC National Bank, 5.75281%, July 2, 1998                                      1,025,000             1,024,202          1,024,602
General Mills Inc., 5.38%, July 8, 1998                                          250,000               249,238            249,249
                                                                       -------------------    ------------------    --------------

TOTAL MARKETABLE SECURITIES                                                $  13,939,000         $  13,971,421      $  13,929,296
                                                                       -------------------    ------------------    --------------
                                                                       -------------------    ------------------    --------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                             5.9%
Barnett Bank, Inc., 6.70%, January 2, 1998                                 $   1,235,000         $   1,234,540      $   1,234,540
American Greetings Corp., 6.26%, January 5, 1998                               1,250,000             1,247,179          1,247,179
Xerox Capital, 5.85%, January 6, 1998                                          1,000,000               995,775            995,775
Nike Inc., 6.10%, January 8, 1998                                              1,215,000             1,213,353          1,213,353
Paccar Financial Corp., 5.85%, January 9, 1998                                 1,000,000               996,100            996,100
Pitney Bowes Credit Corp., 6.00%, January 13, 1998                               750,000               747,375            747,375
Merrill Lynch & Co., Inc. 5.85%, January 15, 1998                              1,000,000               994,313            994,313
Bank of Montreal, 5.90%, January 16, 1998                                      1,000,000             1,000,000          1,000,000
Countrywide Home Loan, Inc., 5.85%, January 22, 1998                           1,000,000               993,175            993,175
General Electric Capital Corp., 5.74%, February 9, 1998                        1,000,000               990,593            990,593
                                                                       -------------------    ------------------    --------------

TOTAL CASH EQUIVALENTS                                                        10,450,000            10,412,402         10,412,402

CASH                                                                           2,468,158             2,468,158          2,468,158
                                                                       -------------------    ------------------    --------------

TOTAL CASH AND CASH EQUIVALENTS                                            $  12,918,158         $  12,880,560       $ 12,880,560
                                                                       -------------------    ------------------    --------------
                                                                       -------------------    ------------------    --------------



                                 SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16
                                                     F-15

                                  NOTES TO FINANCIAL STATEMENTS OF
                    THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                          FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 1:  ORGANIZATION

On April 29, 1988, Prudential Variable Contract Real Property Partnership (the "Partnership"), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America ("Prudential"), Pruco Life Insurance Company ("Pruco Life"), and Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"). The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey.

The Partnership's policy is to invest at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. Although it is the Partnership's policy to adhere to the aforementioned percentage, at December 31, 1998, the Partnership's direct investment in real estate, as described above, temporarily fell to 64.7%. On February 1, 1999, a distribution of cash brought the Partnership back into compliance with the 65% policy by increasing the Partnership's direct investment in real estate to 79.2%. (See Note 6: Subsequent Events). The estimated market value of the Partnership's shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated market value of its assets, as described in Notes 2A and 2B, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A and 2B and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.

Shares of the Partnership are held by Prudential Variable Contract Real Property Account, Pruco Life Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Accounts") and may be purchased and sold at the then current share value of the Partnership's net assets. Share value is calculated by dividing the estimated market value of net assets of the Partnership as determined above by the number of shares outstanding. A contract owner participates in the Partnership through interests in the Real Property Accounts.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A: REAL ESTATE OWNED AND INTEREST IN PROPERTIES - The Partnership's investments in real estate owned and interests in properties are initially valued at their purchase price. Real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization), within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief
           Appraiser of Prudential Comptroller's Department Valuation Unit (Valuation Unit) is responsible to assure that the valuation process provides independent and accurate market value estimates.
           In the interest of maintaining and monitoring the independence and accuracy of the appraisal process, the Comptroller of Prudential has appointed a third party firm to act as the Appraisal Management Firm. The Appraisal Management Firm, among other responsibilities, approves the selection and scheduling of external appraisals; engages all external appraisers; reviews and provides comments on all external appraisals; prepares all quarterly update appraisals; assists in developing policies and procedures and assists in the evaluation of the performance and competency of external appraisers.

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

           The estimate of market value generally is a correlation of three approaches, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less

                                  NOTES TO FINANCIAL STATEMENTS OF
                    THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                          FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


           deterioration and functional and economic obsolescence; (2) discounting of a series of income streams and reversion at a specified yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable properties in the market place. In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of real estate in the market.

           As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 1998 and 1997.

     B: INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS (REITs) - Shares of REITs are generally valued at their quoted market price. These values may be adjusted for discounts resulting from restrictions, if any, on the future sale of these shares, such as lockout periods or limitations on the number of shares which may be sold in a given time period. Any such discounts are determined by the Valuation
           Unit. The Valuation Unit of Prudential applied a 3% discount to the market value of the REIT shares at December 31, 1998. This discount is being applied because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired.

     C: REVENUE RECOGNITION - Rent from real estate is recognized when billed. Revenue from certain real estate investments is net of all or a portion of related real estate expenses and taxes. Since real estate is stated at estimated market value, net income is not reduced by depreciation and amortization expense. Dividend income is accrued at the ex-dividend date.

     D: CASH AND CASH EQUIVALENTS - For purposes of the Statement of Cash Flows, all short-term investments with an original maturity of three months or less are considered to be cash equivalents.

           Cash of $114,745 and $128,089 at December 31, 1998 and 1997,
           respectively, was maintained by the properties for tenant security deposits and is included in other assets on the Statements of Assets and Liabilities.

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

     H: RECLASSIFICATIONS - Certain 1997 amounts in the financial statements have been reclassified to conform with the 1998 presentation.

                                  NOTES TO FINANCIAL STATEMENTS OF
                    THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                          FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 3:  LEASING ACTIVITY

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 1999 to 2009. At December 31, 1998, the aggregate future minimum base rental payments under non-cancelable operating leases by year are:

               Year Ending
               December 31,                     (000's)
               -----------                      --------
                      1999                      $ 11,037
                      2000                         9,907
                      2001                         9,104
                      2002                         7,576
                      2003                         4,573
                      Thereafter                  10,753
                                                --------
                      Total                     $ 52,950
                                                --------
                                                --------


NOTE 4:  COMMITMENT FROM PARTNER

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 1998, Prudential's equity interest in the Partnership under this commitment was $51 million. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.

NOTE 5:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 1998, 1997 and 1996 management fees incurred by the Partnership were $2.9 million; $2.6 million; and $2.5 million, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the years ended December 31, 1998, 1997 and 1996 were $116,128; $115,346; and $116,818, respectively, and are classified as administrative expenses in the Statements of Operations.

The Partnership owned a 50% interest in four warehouse/distribution buildings in Jacksonville, FL (the unit warehouses). The remaining 50% interest was owned by Prudential and one of its subsidiaries. In September 1997, the unit warehouses were sold as part of an industrial package for cash of $12.5 million. The Partnership's share of the proceeds was $6.3 million.

NOTE 6:  SUBSEQUENT EVENTS

On February 1, 1999, $30 million was distributed to the Real Property
Accounts.



                                              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY
                                                                PARTNERSHIP
                                               SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                                                DECEMBER 31, 1998
                            ------------------------------------------------------------------------


                                           INTIAL COSTS TO THE PARTNERSHIP
                            -------------------------------------------------------     COSTS
                                                                                      CAPITALIZED
                                                                  BUILDING &          SUBSEQUENT TO
         DESCRIPTION        ENCUMBRANCES           LAND           IMPROVEMENTS        ACQUISITION
         -----------        ------------           ----           ------------        -----------
Properties:

Office Building
Lisle, IL                     None               1,780,000          15,743,881          4,110,826

Garden Apartments
Atlanta, GA                   None               3,631,212          11,168,904            801,379 (b)

Warehouse
Pomona, CA                    None               3,412,636          19,091,210          1,133,203

Retail Shopping Center
Roswell, GA                   None               9,454,622          21,513,677          1,304,328

Office Building
Morristown, NJ                None               2,868,660          12,958,451          3,582,379

Office/Warehouse
Bolingbrook, IL               None               1,373,199           7,302,518            272,311

Garden Apartments
Farmington Hills, MI          None               1,550,000          11,744,571            347,400

Garden Apartments
Raleigh, NC                   None               1,623,146          14,135,553             63,983

Office Building
Nashville, TN                 None               1,797,000           6,588,451             62,575

Office Park
Oakbrook Terrace, IL          None               1,313,310          11,316,883            315,173

Office Building
Beaverton, OR                 None                 816,415           9,897,307             14,896

Industrial Building
Salt Lake City, UT            None                 582,457           4,805,676                  0

Industrial Building
Aurora, CO                    None               1,338,175           7,202,411                  0

Office Complex
Brentwood, TN                 None               2,425,000           7,063,755                  0

                                               -----------        -----------         -----------
                                               -----------        -----------         -----------
                                                33,965,832         160,533,248         12,008,454
                                               -----------        -----------         -----------
                                               -----------        -----------         -----------




                                                   1998              1997                1996
                                               -----------        -----------         -----------

(a)       Balance at beginning of year         201,670,248        177,082,291         191,981,608
            Additions:
             Acquistions                                 0         23,417,474          10,713,722
             Improvements,                       5,827,888          1,170,483             550,050
          etc.
            Deletions:
             Sale                              (37,453,081)                 0         (26,163,089)

                                               -----------        -----------         -----------
                                               -----------        -----------         -----------
          Balance at end of year               170,045,055        201,670,248         177,082,291
                                               -----------        -----------         -----------
                                               -----------        -----------         -----------

(b) Net of $1,000,000 settlement received from lawsuit.








                                              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY
                                                                PARTNERSHIP
                                               SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                                                DECEMBER 31, 1998
                                   -----------------------------------------------------------





                                                      GROSS AMOUNT AT WHICH
                                                    CARRIED AT CLOSE OF YEAR
                                   ------------------------------------------------------------------------------------

                                                  BUILDING &        1998                        YEAR OF          DATE
         DESCRIPTION                  LAND        IMPROVEMENTS      SALES          TOTAL        CONSTRUCTION   ACQUIRED
         -----------                  ----        ------------      -----     ---------------   ------------   --------
Properties:

Office Building
Lisle, IL                          1,780,000       19,854,707                     21,634,707      1985         Apr., 1988

Garden Apartments
Atlanta, GA                        3,631,212       11,970,283                     15,601,495      1987         Apr., 1988

Warehouse
Pomona, CA                         4,545,839       19,248,659    (23,794,498)              0      1987         Apr., 1988

Retail Shopping Center
Roswell, GA                        9,479,089       22,793,538                     32,272,627      1988         Jan., 1989

Office Building
Morristown, NJ                     2,868,660       16,540,830                     19,409,490      1981         Aug., 1988

Office/Warehouse
Bolingbrook, IL                    1,373,199        7,574,829                      8,948,028      1989         Feb., 1990

Garden Apartments
Farmington Hills, MI               1,897,400       11,761,183    (13,658,583)              0      1989         Feb., 1990

Garden Apartments
Raleigh, NC                        1,623,146       14,199,536                     15,822,682      1995         Jun., 1995

Office Building
Nashville, TN                      1,797,327        6,650,699                      8,448,026      1982         Oct., 1995

Office Park
Oakbrook Terrace, IL               1,313,821       11,631,545                     12,945,366      1988         Dec., 1995

Office Building
Beaverton, OR                        816,415        9,912,203                     10,728,618      1995         Dec., 1996

Industrial Building
Salt Lake City, UT                   582,457        4,805,676                      5,388,133      1997         Jul., 1997

Industrial Building
Aurora, CO                         1,338,175        7,965,996                      9,304,171      1997         Sep., 1997

Office Complex
Brentwood, TN                      2,425,000        7,116,711                      9,541,711      1987         Oct., 1997

                                  ----------      -----------    ------------    -----------
                                  ----------      -----------    ------------    -----------
                                  35,471,740      172,026,396    (37,453,081)    170,045,055
                                  ----------      -----------    ------------    -----------
                                  ----------      -----------    ------------    -----------





                                           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                            SCHEDULE III - REAL ESTATE OWNED: INTEREST IN PROPERTIES
                                                           DECEMBER 31, 1998
                                   -------------------------------------------------------------------------

                                        1998                         1997                         1996
                                   ---------------              ---------------               --------------

Balance at beginning of year                   $0                   $6,133,157                   $6,133,157
  Additions:
   Acquistions                                  0                            0                            0
   Improvements, etc.                           0                            0                            0
  Deletions:
   Sale                                         0                  (6,133,157)                            0

                                   ===============              ===============               ==============
Balance at end of year                         $0                           $0                   $6,133,157
                                   ===============              ===============               ==============


                                      F-20