Form 10-Q
period 1999-03-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1999-05-17
CIK 846581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934]

Commission file number 33-20083



                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  in respect of

               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         New Jersey                                22-1211670
 ------------------------------          --------------------------------
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

               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

A.       PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                Statements of Net Assets - March 31, 1999 and December 31, 1998                       3

                Statements of Operations and Changes In Net Assets -
                Three Months Ended March 31, 1999 and 1998                                            3

                Notes to the Financial Statements                                                     4

B.       THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                Statements of Assets and Liabilities - March 31, 1999 and December 31, 1998           6

                Statements of Operations - Three Months Ended March 31, 1999 and 1998                 7

                Statements of Changes in Net Assets - Three Months Ended March 31, 1999 and 1998      8

                Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998                 9

                Schedule of Investments - March 31, 1999 and December 31, 1998                       10

                Notes to the Financial Statements                                                    13

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      14

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                17

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                        18

Item 6.   Exhibits and Reports on Form 8-K                                                           18

Signature Page                                                                                       20

                             FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT


                            STATEMENTS OF NET ASSETS


                                                                                     MARCH 31, 1999
                                                                                      (UNAUDITED)           DECEMBER 31, 1998
                                                                                 ----------------------   ----------------------
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 2)                                             $          81,335,952    $         111,115,968
                                                                                 ----------------------   ----------------------
                                                                                 ----------------------   ----------------------
NET ASSETS, representing:
Equity of Contract Owners (Note 3)                                               $          58,702,108    $          60,232,750
Equity of Prudential Insurance Company of America                                           22,633,844               50,883,218
                                                                                 ----------------------   ----------------------
                                                                                 $          81,335,952    $         111,115,968
                                                                                 ----------------------   ----------------------
                                                                                 ----------------------   ----------------------



               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS



                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                           1999                    1998
                                                                                 ----------------------   ----------------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                                $             734,435    $           1,577,193

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
     Expense Risk and for Administration                                                       117,021                  119,823
                                                                                 ----------------------   ----------------------

NET INVESTMENT INCOME                                                                          617,414                1,457,370
                                                                                 ----------------------   ----------------------

Net Change in Unrealized Loss on Investments in Partnership                                   (697,350)                 (53,219)
Net Realized Gain (Loss) on Sale of Investments in Partnership                                 182,899                        0
                                                                                 ----------------------   ----------------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                                           102,963                1,404,151
                                                                                 ----------------------   ----------------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 4)                                                 (1,609,464)                (881,141)
Net (Withdrawals) Contributions by Prudential Insurance Company of America                 (28,273,515)               1,305,964
                                                                                 ----------------------   ----------------------
NET (DECREASE) INCREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                                      (29,882,979)                 424,823
                                                                                 ----------------------   ----------------------

TOTAL (DECREASE) INCREASE IN NET ASSETS                                                    (29,780,016)               1,828,974

NET ASSETS:
Beginning of period                                                                        111,115,968              101,268,264
                                                                                 ----------------------   ----------------------
End of period                                                                    $          81,335,952    $         103,097,238
                                                                                 ----------------------   ----------------------
                                                                                 ----------------------   ----------------------

               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



NOTE 1:    BASIS OF PRESENTATION

The Prudential Variable Contract Real Property Account ("Real Property Account") is used to fund benefits under certain variable life insurance and variable annuity contracts issued by The Prudential Insurance Company of America. These products are Variable Appreciable Life ("PVAL and PVAL $100,000+ Face Value"), Discovery Plus ("PDISCO+"), and Variable Investment Plan ("VIP").

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 1998 Annual Report on Form 10K.


NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in the Partnership is based on the Real Property Account's proportionate interest in the Partnership's market value. At March 31, 1999 and December 31, 1998, the Real Property Account's interest in the Partnership was 38.6% 3,999,657 shares and 46.2% or 5,481,889 shares, respectively. Proceeds from the sales of investments in the Partnership for the three months ended March 31, 1999 was $30,000,000.

The number of shares held by the Real Property Account in the Partnership, the Partnership share value and the aggregate cost of investments in the Real Property Accounts' shares held at December 31, 1998 and 1997 were as follows:

                                MARCH 31, 1999
                                 (UNAUDITED)       DECEMBER 31, 1998
                                  ---------        -----------------
 SHARES OUTSTANDING:                3,999,656           5,481,889
 SHARE VALUE:                         $20.34              $20.27
 COST:                            $34,095,895         $64,095,895


NOTE 3:      CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at March 31, 1999 and December 31, 1998 by product, were as follows:

                                MARCH 31, 1999
                                 (UNAUDITED)       DECEMBER 31, 1998
                                  ---------        -----------------
PDISCO+                          $ 4,116,318           $ 4,609,069
VIP                                3,150,288             3,226,750
PVAL                              21,740,213            22,249,213
PVAL $100,000+ FACE VALUE         29,695,289            30,147,718
                                 -----------           -----------

TOTAL                            $58,702,108           $60,232,750
                                 -----------           -----------
                                 -----------           -----------

               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



NOTE 4:    NET  WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in The Prudential Insurance Company of America's variable insurance and variable annuity products for the three months ended March 31, 1999 and 1998, were as follows:

                                              MARCH 31,
                                      1999               1998
                                      ----               ----
                                            (UNAUDITED)
PDISCO+/ VIP                        $  573,217         $ 340,876
PVAL/ PVAL $100,000+
   FACE VALUE                        1,036,247           540,265
                                    ----------         ---------

TOTAL                               $1,609,464         $ 881,141
                                    ----------         ---------
                                    ----------         ---------

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                       STATEMENTS OF ASSETS AND LIABILITIES

                                                                           MARCH 31, 1999
                                                                              (UNAUDITED)     DECEMBER 31, 1998
                                                                          ----------------    -----------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  3/31/99 -- $170,332,861; 12/31/98 -- $170,045,055)               $ 153,924,353     $ 155,374,462
  Real estate investment trusts (cost:  3/31/99 -- $10,942,566;
   12/31/98 -- $10,000,005)                                                    11,087,538        11,554,649
                                                                          ----------------    --------------

         Total real estate investments                                        165,011,891       166,929,111
MARKETABLE SECURITIES - At estimated market value
   (cost: 3/31/99 -- $4,201,493; 12/31/98 -- $14,967,236)                       4,196,640        14,950,525

CASH AND CASH EQUIVALENTS                                                      41,355,874        58,578,848

DIVIDEND RECEIVABLE                                                                     0           167,275

OTHER ASSETS (net of allowance for uncollectible
  accounts:  3/31/99 -- $69,427  ; 12/31/98 -- $66,000)                         3,275,707         3,623,513
                                                                          ----------------    --------------

         Total assets                                                       $ 213,840,112     $ 244,249,272
                                                                          ----------------    --------------
                                                                          ----------------    --------------

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                       $   1,784,036     $   1,985,400

DUE TO AFFILIATES                                                                 762,776         1,598,535

OTHER LIABILITIES                                                                 492,169           504,940
                                                                          ----------------    --------------

         Total liabilities                                                      3,038,981         4,088,875
                                                                          ----------------    --------------
INVESTMENT COMMITMENTS

         Partners' equity                                                     210,801,131       240,160,397
                                                                          ----------------    --------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $ 213,840,112     $ 244,249,272
                                                                          ----------------    --------------
                                                                          ----------------    --------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                  10,366,043        11,848,275
                                                                          ----------------    --------------
                                                                          ----------------    --------------

SHARE VALUE AT END OF PERIOD                                                       $20.34            $20.27
                                                                          ----------------    --------------
                                                                          ----------------    --------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                     1999             1998
                                                               -------------     -------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                      $ 3,626,962       $ 5,750,047
 Dividend income from real estate investment trust                  167,275                 0
 Interest on short-term investments                                 626,633           279,071
                                                               -------------     -------------

         Total investment income                                  4,420,870         6,029,118
                                                               -------------     -------------

EXPENSES:
 Investment management fee                                          670,744           683,479
 Real estate taxes                                                  567,745           613,734
 Administrative expense                                             468,802           424,393
 Operating expense                                                  925,256           898,647
                                                               -------------     -------------

         Total investment expenses                                2,632,547         2,620,253
                                                               -------------     -------------

NET INVESTMENT INCOME                                             1,788,323         3,408,865
                                                               -------------     -------------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
 Net proceeds from real estate investments sold                      43,641                 0
 Fair value received from exchange of REIT shares                11,956,362                 0
 Less:  Cost of REIT shares exchanged                            10,000,005                 0
        Realization of prior periods' unrealized gain
           on real estate investment trusts exchanged             1,554,644                 0
                                                               -------------     -------------

 Net realized gain on real estate investments sold
    and REIT shares exchanged                                       445,354                 0
                                                               -------------     -------------

 Change in unrealized loss on real estate
  investments                                                    (1,592,943)         (111,515)
                                                               -------------     -------------

NET REALIZED AND UNREALIZED LOSS
 ON INVESTMENTS                                                  (1,147,589)         (111,515)
                                                               -------------     -------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                 $  640,734       $ 3,297,350
                                                               -------------     -------------
                                                               -------------     -------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                 1999               1998
                                                                          ---------------    ---------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                     $   1,788,323      $   3,408,865
 Net realized gain on real estate investments sold
    and REIT shares exchanged                                                    445,354                  0
 Change in unrealized loss on real estate investments                         (1,592,943)          (111,515)
                                                                          ---------------    ---------------

         Net increase in net assets resulting from operations                    640,734          3,297,350
                                                                          ---------------    ---------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (3/31/99 -- 1,482,233 shares; 3/31/98 -- 0 shares)                        (30,000,000)                 0
                                                                          ---------------    ---------------

         Net decrease in net assets resulting from
          capital transactions                                               (30,000,000)                 0
                                                                          ---------------    ---------------

NET INCREASE IN NET ASSETS                                                   (29,359,266)         3,297,350

NET ASSETS -  Beginning of period                                            240,160,397        219,531,773
                                                                          ---------------    ---------------

NET ASSETS -  End of period                                                $ 210,801,131      $ 222,829,123
                                                                          ---------------    ---------------
                                                                          ---------------    ---------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS       THREE MONTHS
                                                                               ENDED             ENDED
                                                                          MARCH 31, 1999      MARCH 31, 1998
                                                                          ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                       $    640,734       $  3,297,350
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss on investments                               1,147,589            111,515
 Decrease (Increase) in:
    Dividend Receivable                                                          167,275            146,999
    Other assets                                                               1,361,602             52,256
 (Decrease) Increase in:
    Accounts payable and accrued expenses                                       (201,364)            32,025
    Due to affiliates                                                           (835,759)             3,726
    Other liabilities                                                            (12,771)            53,855
                                                                          ---------------    ---------------

         Net cash flows from operating activities                              2,267,306          3,697,726
                                                                          ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Improvements and additional costs on prior purchases:
   Net proceeds from real estate investments sold                                 43,641                  0
   Additions to real estate owned                                               (287,806)        (1,899,003)
   Sale of marketable securities, net                                         10,753,885          5,807,912
                                                                          ---------------    ---------------

         Net cash flows from investing activities                             10,509,720          3,908,909
                                                                          ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                     (30,000,000)                 0
                                                                          ---------------    ---------------

         Net cash flows from financing activities                            (30,000,000)                 0
                                                                          ---------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (17,222,974)         7,606,635

CASH AND CASH EQUIVALENTS - Beginning of period                               58,578,848         12,880,560
                                                                          ---------------    ---------------

CASH AND CASH EQUIVALENTS - End of period                                   $ 41,355,874       $ 20,487,195
                                                                          ---------------    ---------------
                                                                          ---------------    ---------------

Non-Cash Investing Activity
  Exchange of shares of Meridian real estate investment trust
     for shares of ProLogis real estate investment trust shares             $ 10,942,566       $          -
                                                                          ---------------    ---------------
                                                                          ---------------    ---------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS

                                                                  (UNAUDITED)
                                                                 MARCH 31, 1999                              DECEMBER 31, 1998
                                                       ------------------------------         ------------------------------------
                                                                            ESTIMATED                                   ESTIMATED
                                                                              MARKET                                      MARKET
                                                          COST                VALUE                 COST                  VALUE
                                                      ----------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (Percent of Net Assets)                            72.9%                                       64.7%
Location                    Description
----------------------------------------------------------------------------------------------------------------------------------
Lisle, IL                   Office Building             $21,750,654       $13,715,946          $21,634,707            $14,123,742
Atlanta, GA                 Garden Apartments            15,618,579        15,607,500           15,601,495             15,651,216
Roswell, GA                 Retail Shopping Center       32,283,058        28,510,431           32,272,627             28,649,176
Morristown, NJ              Office Building              19,414,821        11,304,331           19,409,490             11,596,138
Bolingbrook, IL             Warehouse                     8,948,028         7,000,000            8,948,028              7,000,000
Raleigh, NC                 Garden Apartments            15,822,682        16,800,000           15,822,682             16,804,570
Nashville, TN               Office Building               8,464,202        10,166,176            8,448,026             10,152,399
Oakbrook Terrace, IL        Office Complex               12,945,366        15,750,000           12,945,366             15,750,000
Beaverton, OR               Office Complex               10,756,953        10,728,336           10,728,618             11,200,000
Salt Lake City, UT          Industrial Building           5,437,942         5,612,373            5,388,134              5,450,000
Aurora, CO                  Industrial Building           9,320,748         9,201,142            9,304,171              9,497,221
Brentwood, TN               Office Complex                9,569,828         9,528,118            9,541,711              9,500,000
                                                      ---------------------------------------------------------------------------
                                                      ---------------------------------------------------------------------------
                                                       $170,332,861      $153,924,353         $170,045,055           $155,374,462
                                                      ---------------------------------------------------------------------------
                                                      ---------------------------------------------------------------------------

REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                             5.3%                                        4.8%
Description
----------------------------------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (557,583 shares)                  $10,942,566       $11,087,538                   $0                     $0
                                                      -------------      -------------      --------------       -----------------
                                                      -------------      -------------      --------------       -----------------

Meridian REIT Shares (506,894 shares)                            $0                $0          $10,000,005            $11,554,649
                                                      -------------      -------------      --------------       -----------------
                                                      -------------      -------------      --------------       -----------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                                            MARCH 31, 1999
                                                                  ----------------------------------------------------------------
                                                                                                                 NET ESTIMATED
                                                                    FACE AMOUNT               COST                MARKET VALUE
                                                                  -----------------    -------------------     -------------------
MARKETABLE SECURITIES (Percent of Net Assets)                                                                                2.0%

Canadian Wheat Board, 5.146%, April 1, 1999                             $2,000,000             $1,962,406              $1,962,406
International Lease Finance Corp, 6.625%, April 1, 1999                    375,000                377,419                 376,698
CIT Group Inc.,  6.375%, May 21, 1999                                      400,000                402,120                 401,559
Federal National Mortgage Assoc., 6.07%, July 1, 1999                    1,000,000              1,005,976               1,003,327
Shell Oil Co., 6.625%, July 1, 1999                                        100,000                100,703                 100,365
John Deere Capital Corp.,  6.50%,  September 20, 1999                      350,000                352,870                 352,285
                                                                  -----------------    -------------------     -------------------

TOTAL MARKETABLE SECURITIES                                             $4,225,000             $4,201,493              $4,196,640
                                                                  -----------------    -------------------     -------------------
                                                                  -----------------    -------------------     -------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                           19.5%

Ciesco, LP., 4.858%, April 5, 1999                                      $1,915,000             $1,911,646              $1,911,646
American Express Credit Corp., 4.839%, April 6, 1999                     1,800,000              1,796,619               1,796,619
First Data Corp., 4.859% April 6, 1999                                   2,100,000              2,096,039               2,096,039
General Electric Capital Corp. 4.862%, April 6, 1999                     2,116,000              2,110,584               2,110,584
IBM Credit Corp., 4.905%, April 6, 1999                                  1,750,000              1,748,094               1,748,094
XEROX Credit Corp., 4.852% April 6, 1999                                 1,450,000              1,446,296               1,446,296
Ford Motor Credit Co., 4.863% April 8, 1999                              1,400,000              1,396,228               1,396,228
Ford Motor Credit Co., 4.87% April 8, 1999                                 500,000                498,920                 498,920
General Motors Acceptance Corp., 4.90%, April 8, 1999                    2,100,000              2,097,428               2,097,428
AON Corp., 4.91%, April 9, 1999                                          2,100,000              2,095,427               2,095,427
GTE Funding, Inc., 4.885% April 9, 1999                                  1,750,000              1,744,318               1,744,318
Abbott Laboratories, 4.889%, April 12, 1999                              2,100,000              2,096,015               2,096,015
Ameritech Corp., 4.853%, April 12, 1999                                  1,600,000              1,595,698               1,595,698
E. I. Du Pont De Nemours & Co., 4.909%, April 12, 1999                   2,000,000              1,996,189               1,996,189
JP Morgan & Co., 4.862%, April 12, 1999                                  2,100,000              2,094,625               2,094,625
Duke Energy Corp., 4.858%, April 13, 1999                                1,270,000              1,267,776               1,267,776
Merrill Lynch & Co., 4.908%, April 13, 1999                              1,226,000              1,223,831               1,223,831
Aristar Inc., 4.922%, April 21, 1999                                     2,200,000              2,189,819               2,189,819
Halliburton Co., 4.873%, April 21, 1999                                  2,200,000              2,189,330               2,189,330
Countrywide Home Loan, 4.919%, April 28, 1999                            1,766,000              1,759,029               1,759,029
Pioneer Hi Bred International, Inc., 4.869%, April 29, 1999              2,100,000              2,091,513               2,091,513
H.J. Heinz Co., 4.877%,  May 12, 1999                                    1,475,000              1,466,654               1,466,654
                                                                  -----------------    -------------------     -------------------

TOTAL CASH EQUIVALENTS                                                 $39,018,000            $38,912,076             $38,912,076

CASH                                                                     2,443,798              2,443,798               2,443,798
                                                                  -----------------    -------------------     -------------------

TOTAL CASH AND CASH EQUIVALENTS                                        $41,461,798            $41,355,874             $41,355,874
                                                                  -----------------    -------------------     -------------------
                                                                  -----------------    -------------------     -------------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS

                                                                                                 DECEMBER 31, 1998
                                                                           ------------------------------------------------------
                                                                                                                   NET ESTIMATED
                                                                              FACE AMOUNT            COST           MARKET VALUE
                                                                           ---------------    ----------------   ----------------
MARKETABLE SECURITIES (Percent of Net Assets)                                                                               6.2%

General Motors Acceptance Corp., 5.26%, January 26, 1999                         $830,000            $817,556           $817,556
American Express Credit Corp., 7.375%, February 1, 1999                           325,000             329,342            325,418
Canadian Imperial Bank of Commerce, 5.55%, February 10, 1999                    1,000,000             999,520            999,947
Federal National Mortgage Assoc., 5.33%, February 12, 1999                        100,000              99,703             99,703
Salomon Smith Barney Holdings, Inc., 5.38%, February 16, 1999                   1,720,000           1,695,137          1,695,397
General Motors Acceptance Corp., 5.29 %,  February 17, 1999                       650,000             641,501            641,501
Chrysler Financial Company LLC , 5.26%, February 22, 1999                       2,400,000           2,365,700          2,365,700
International Lease Finance Corp. 7.50% March 1, 1999                             500,000             508,250            501,367
Federal Home Loan Mortgage Corp., 5.505%, March 12, 1999                        1,000,000           1,000,856          1,000,630
General Motors Acceptance Corp., 6.04%, March 19, 1999                          1,000,000           1,003,480          1,000,707
Merrill Lynch & CO., Inc. 5.23%, March 19, 1999                                 1,790,000           1,758,820          1,758,820
Canadian Wheat Board, 5.14%, April 1, 1999                                      2,000,000           1,962,406          1,962,406
International Lease Finance Corp., 6.625%,  April 1, 1999                         375,000             377,419            375,721
CIT Group Holdings, Inc, 6.375%, May 21, 1999                                     400,000             402,120            400,873
Federal National Mortgage Assoc., 6.07%, July 1, 1999                           1,000,000           1,005,426          1,004,779
                                                                           ---------------    ----------------   ----------------
     TOTAL MARKETABLE SECURITIES                                              $15,090,000         $14,967,236        $14,950,525
                                                                           ---------------    ----------------   ----------------
                                                                           ---------------    ----------------   ----------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                          24.4%

Countrywide Home Loans, 5.403%, January 4, 1999                                $1,000,000            $999,400           $999,400
Fortune Brands Inc. 5.05%, January 4, 1999                                      3,463,000           3,461,057          3,461,057
Xerox Capital (Europe) PLC  5.303%, January 4, 1999                             3,483,000           3,480,949          3,480,949
Federal National Mortgage Assoc, 5.77%, January 5, 1999                        10,401,000          10,000,000         10,000,000
Ford Motor Credit Co,   5.454%, January 5, 1999                                   500,000             499,622            499,622
Pioneer Hi-BRED International, 5.665%, January 7, 1999                          1,000,000             997,332            997,332
Ford Motor Credit Co., 6.11%, January 8, 1999                                     167,000             166,717            166,717
Deere & Co., 5.372 %,  January 13, 1999                                         2,520,000           2,509,514          2,509,514
E.I. Du Pont De Nemours & Co., Inc. 5.277%, January 13, 1999                      648,000             644,598            644,598
Household Finance Corp., 5.356 %, January 13, 1999                                175,000             174,119            174,119
Household Finance Corp., 5.355% , January 15, 1999                              2,343,000           2,331,899          2,331,899
Potomac Electric Power Co., 5.569%, January 15, 1999                            3,122,000           3,110,930          3,110,930
Chrysler Financial Corp., 5.537%, January 25, 1999                              1,164,000           1,158,121          1,158,121
Eastman Kodak Co., 5.232%, January 26, 1999                                     2,518,000           2,502,360          2,502,360
Cigna Corp., 5.559%, January 27, 1999                                           1,819,000           1,809,220          1,809,220
Cigna Group Holdings, Inc.  5.334%, January 27, 1999                            1,851,000           1,835,496          1,835,496
Countrywide Home Loan, Inc. 5.506%, January 27, 1999                            1,342,000           1,333,028          1,333,028
Countrywide Home Loan, Inc. 5.587%, January 27, 1999                            1,177,000           1,169,197          1,169,197
General RE Corp., 5.187% , January 29, 1999                                       542,000             538,046            538,046
PNC Funding Corp. 5.728%, January 29, 1999                                      2,500,000           2,487,729          2,487,729
GTE Funding, Inc, Inc,  5.211%, February 1, 1999                                2,526,000           2,506,048          2,506,048
Norwest Financial, Inc. 5.536%, February 3, 1999                                3,563,000           3,539,593          3,539,593
CIGNA Corp., 5.233%, February 4, 1999                                           1,745,000           1,730,660          1,730,660
General Electric Capital Corp. 5.537%, February 4, 1999                         3,563,000           3,539,049          3,539,049
Associates First Capital Corp., 5.241%, February 8, 1999                        2,519,000           2,498,988          2,498,988
GTE Funding, Inc., 5.304%, February 11, 1999                                    1,000,000             993,413            993,413
                                                                           ---------------    ----------------   ----------------
     TOTAL CASH EQUIVALENTS                                                   $56,651,000         $56,017,086        $56,017,086

     CASH                                                                       2,561,762           2,561,762          2,561,762
                                                                           ---------------    ----------------   ----------------

TOTAL CASH AND CASH EQUIVALENTS                                               $59,212,762         $58,578,848        $58,578,848
                                                                           ---------------    ----------------   ----------------
                                                                           ---------------    ----------------   ----------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

                        NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                 MARCH 31, 1999
                                  (UNAUDITED)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1998 Annual Report on Form 10K.


NOTE 2:  COMMITMENT FROM PARTNER

In prior years, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of March 31, 1999, Prudential's equity interest in the Partnership under this commitment was $41.4 million.

On February 2, 1999, Prudential and its partners withdrew $30 million based on the ratio of each Partners' equity in the Partnership. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.


NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 1999 and 1998 management fees incurred by the Partnership were $670,743 and $683,479 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the three months ended March 31, 1999 and 1998 were $29,032 for each quarter, and are classified as administrative expenses in the statements of operations.


NOTE 4:  INVESTMENT IN REAL ESTATE INVESTMENT TRUST (REIT)

On March 30, 1999, the Partnership exchanged 506,894 shares of Meridian REIT for 557,583 shares of ProLogis REIT, fair value of $10,942,566, and receivable of $1,013,796 (or total fair value of $11,956,362) as a result of ProLogis' acquisition of Meridian. Management continued applying a 3% discount to the market value of the ProLogis REIT shares because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired.

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

(a)  LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $45.5 million, a decrease of $28.0 million from $73.5 million at December 31, 1998. The decrease is due primarily to Partners' withdrawals of $30.0 on February 2, 1999.

At the present time, Prudential has decided not to make further contributions to the Partnership for investments in real estate. On February 2, 1999, the Partners made a $30 million withdrawal from excess cash. Further withdrawals may be made by Partners during 1999 based upon the percentage of assets invested in short term obligations and taking into consideration anticipated cash needs of the Partnership including potential property acquisitions and capital expenditures. Management anticipates that it's current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future, including anticipated withdrawals by Partners.

The Partnership's investment policy allows up to 30% investments in cash and short-term obligations. At March 31, 1999, 21% of the Partnership's assets consisted of cash, cash equivalents and marketable securities. Sources of liquidity include net cash flow from property operations, interest from short term investments, and dividends from Real Estate Investment Trust (REIT) shares. Capital expenditures were approximately $300,000 and were of a normal recurring nature.

(b)  RESULTS OF OPERATIONS

The following is a brief comparison of the Partnership's results of operations for the quarters ended March 31, 1999 and 1998 and an explanation of REIT trading restriction.

March 31, 1999 vs. March 31, 1998

The Partnership's net investment income for the quarter ended March 31, 1999 was $1.8 million, a decrease of $1.6 million from net investment income of $3.4 million for the corresponding period in 1998. This decrease is the result of the factors discussed below.

Revenue from real estate and improvements for the first three months of 1999 was $3.6 million, a decrease of $2.1 million or 37% from $5.7 million for the corresponding period in 1998. This decrease was primarily due to the sale of the Partnership's industrial property located in Pomona, CA and an apartment complex located in Farmington Hills, MI during 1998.

On March 30, 1999, the Partnership exchanged 506,894 shares of Meridian REIT for 557,583 shares of ProLogis REIT, fair value of $10,942,566, and receivable of $1,013,796 (or total fair value of $11,956,362) as a result of ProLogis' acquisition of Meridian. The exchange resulted in a realized gain of $401,713. Dividend income from the Meridian REIT was $167,275 during the first quarter of 1999. There was no corresponding dividend amount during 1998.

Interest on short-term investments increased $347,562 or 125% due primarily to a significantly higher average cash balance during the quarter ended March 31, 1999 compared to the same quarter last year. Cash and cash equivalents maintained through the first quarter of 1999 averaged approximately $40 million.

Administrative expenses increased $44,409 or 11%. This increase was primarily due to the increase in occupancy in the industrial warehouse in Aurora, CO.

The following is a comparison of the Partnership's property results of operations and realized and unrealized gains or losses, by investment type, for the three months ended March 31, 1999 and March 31, 1998.

                                                   QUARTER ENDED MARCH 31,
                                                   1999                1998
                                             ---------------    ---------------
NET INVESTMENT INCOME:

Office properties                               $ 1,066,496        $ 1,509,191
Apartment complexes                                 384,451          1,038,389
Retail property                                     689,146            775,034
Industrial properties                                85,250            524,531
Dividend income from REIT                           167,275                  0
Other (including interest income,
  investment management fees, etc.)               (604,295)          (438,280)
                                             ---------------    ---------------
TOTAL NET INVESTMENT INCOME                     $ 1,788,323        $ 3,408,865
                                             ---------------    ---------------
                                             ---------------    ---------------
UNREALIZED GAIN(LOSS) ON INVESTMENTS:

Office properties                              ($1,323,279)           $708,088
Apartment                                          (65,370)           (31,009)
complexes
Retail property                                   (149,176)           (54,369)
Industrial properties                             (200,090)           (10,913)
Real estate investment trust                       144,972           (723,312)


REALIZED GAIN(LOSS) ON INVESTMENTS:

Industrial properties                               43,641
Real estate investment trust                       401,713

TOTAL NET REALIZED AND UNREALIZED
                                             ---------------    ---------------
  LOSS ON INVESTMENTS:                         ($1,147,589)         ($111,515)
                                             ---------------    ---------------
                                             ---------------    ---------------

OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $440,000 or 29% when compared to the corresponding period in 1998. This decrease in net investment income was primarily due to higher expense levels experienced by the Beaverton, OR and Morristown, NJ office complexes.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $1.3 million during the first quarter of 1999 compared to a net unrealized gain of $708,088 in the corresponding period in 1998. The largest share of this net unrealized loss or 40% was experienced by the office property in Lisle, IL and was attributable to $524,000 in capital expenditures on the property that were not reflected as an increase in market value. The Beaverton, OR office property also experienced a net unrealized loss of approximately $500,000. This decline in value was due to a change in discounted cash flow assumptions resulting from the large amount of Class "A" space under construction in the local market of which less than 10% is pre-leased. In addition, a lower renewal probability was utilized for Nike, a major tenant. The Morristown, NJ office property also experienced a net unrealized loss of approximately $300,000 primarily due to an increase in expense levels and vacancy at the property.

Occupancy at the Beaverton, OR, Oakbrook Terrace, IL and Brentwood, TN properties remained unchanged from March 31, 1998 at 100%. Occupancy at the Morristown, NJ property decreased from 100% at March 31, 1998 to 85% at March 31, 1999 while occupancy at the Lisle, IL office property increased from 60% at March 31, 1998 to 96% at March 31, 1999. As of March 31, 1999 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $384,451 for the first quarter of 1999, a decrease of $653,938 or 63% compared with the corresponding period in 1998. The decrease was primarily due to the sale of the apartment complex located in Farmington Hills, MI on October 8, 1998.

The Occupancy at the Atlanta, GA complex decreased from 98% at March 31, 1998 to 97% at March 31, 1999, while occupancy at the apartment complex in Raleigh, NC increased from 89% at March 31, 1998 to 94% at March 31, 1999. As of March 31, 1999, all vacant spaces were being marketed.

RETAIL PROPERTY

Net investment income for the first quarter of 1999 for the Partnership's retail property (comprised solely of a retail shopping center) was $689,146, a decrease of $85,888 or 11% from $775,034 for the quarter ended March 31, 1998 due primarily to higher expense levels at the shopping center.

The retail property experienced a net unrealized loss of $149,176 and $54,369 for the first three months of 1999 and 1998, respectively. The net unrealized loss for 1999 was the result of capital expenditures on the property that were not reflected as an increase in market value.

The shopping center was 98% occupied at March 31, 1999 and March 31, 1998. As of March 31, 1999, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased from $524,531 for the three months ended March 31, 1998 to $85,250 for the corresponding period in 1999. The majority of the decrease was a result of the sale of Pomona Industrial Park, including the land.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $200,000 during the first three months of 1999 compared to the corresponding period in 1998. The Aurora, CO property experienced a net unrealized loss of $312,655 because there were capital expenditures on the property that were not reflected as an increase in market value. This net unrealized loss was offset by the Salt Lake City, UT property which experienced a net unrealized gain of $112,565 primarily because a new lease was executed in January 1999.

The Occupancy at the Bolingbrook, IL was 100% occupied at March 31, 1999 and March 31, 1998. The occupancy at the Salt Lake City, Utah property increased to 34% at March 31, 1999 from 0% at March 31, 1998. The Aurora, CO property's occupancy rate increased to 62% at March 31, 1999 from 0% at March 31, 1998. These properties are currently being marketed for sale.

REIT TRADING RESTRICTION

Management continued applying a 3% discount to the market value of the ProLogis REIT shares because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired.

OTHER

Other net investment income decreased $166,015 or 38%due primarily to an increase in expenses not related to property activities partially offset by an increase in interest income from short-term investments.

(c)  THE YEAR 2000 ISSUE

Prudential has addressed the Year 2000 issue on an enterprise-wide basis; therefore, it is not possible to differentiate the Partnership's Year 2000 issue from that of the Prudential. Refer to management's discussion of the Year 2000 issue in the December 31, 1998 Form 10-K for the steps taken by Prudential to mitigate the Year 2000 risks.

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects that a small number of projects may not meet their targeted completion dates, it is anticipated that these projects will be completed by September 1999 so that any delays, if experienced, would not have a significant impact on the timing of the project as a whole.

Prudential is enhancing existing business contingency plans to mitigate Year 2000 risk. These responses are being reviewed and are expected to be finalized by June 1999 to ensure that they are workable under the special conditions of a Year 2000 failure. The contingency plans are substantially on schedule and will be implemented prior to year-end.

There were no Year 2000 costs allocated directly to the Partnership to date and none are anticipated. The discussion of the Year 2000 issue herein, and in particular Prudential's plans to remediate this issue and estimated costs thereof, are forward-looking in nature. See cautionary statement below relating to forward-looking statements.

(d)  INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects," "believes," "anticipates," "intends," "plans," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Partnership. There can be no assurance that future developments affecting the Partnership will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Partnership's products; and adverse litigation results. While the Partnership reassesses material trends and uncertainties affecting its financial position and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to significant exposure to market rate risk for changes in interest rates because the Partnership's financial instruments consist primarily of short-term fixed rate commercial paper and does not use derivative financial instruments. Further, by policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. At March 31, 1999, 79% of the Partnership's investments were in real estate.

                                     PART II


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

           Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           (a)  EXHIBITS

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

           4.4 Variable Appreciable Life Insurance Contracts, filed as Exhibit 1.A.(5) to Pre-Effective Amendment No. 1 to Form S-6, Registration Statement No.33-20000, filed June 15, 1988, and incorporated herein by reference.

            b)  REPORT ON FORM 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                    THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  in respect of
                               Prudential Variable
                         Contract Real Property Account
                                  (Registrant)
           ------------------------------------------------------------





Date:    May 17, 1998               By: /s/
       --------------------            ------------------------

                                       Esther H. Milnes
                                       Vice-President






Date:   May 17, 1998               By:  /s/
       --------------------            ------------------------
                                       Dennis Sullivan
                                       Vice-President and Deputy Controller