Form 10-Q
period 1999-06-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1999-08-16
CIK 846581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934]

Commission file number 33-20083


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  in respect of

               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
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

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

A.      PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

             Statements of Net Assets - June 30, 1999 and December 31, 1998    3

             Statements of Operations and Changes In Net Assets -
             Three and Six Months Ended June 30, 1999 and 1998                 3

             Notes to the Financial Statements                                 4

B.      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

             Statements of Assets and Liabilities - June 30, 1999 and
             December 31, 1998                                                 6

             Statements of Operations - Three and Six Months Ended
             June 30, 1999 and 1998                                            7

             Statements of Changes in Net Assets - Six Months Ended
             June 30, 1999 and 1998                                            8

             Statements of Cash Flows - Six Months Ended
             June 30, 1999 and 1998                                            9

             Schedule of Investments - June 30, 1999 and December 31, 1998    10

             Notes to the Financial Statements                                13

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosures About Market Risks           19

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 6. Exhibits and Reports on Form 8-K                                      20

Signature Page                                                                21

PART I. FINANCIAL INFORMATION

        ITEM 1A. FINANCIAL STATEMENTS



                             FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                                                   STATEMENTS OF NET ASSETS

                                                        JUNE 30, 1999
                                                         (UNAUDITED)        DECEMBER 31, 1998
                                                    --------------------   --------------------
Investment in The Prudential Variable Contract
 Real Property Partnership (Note 2)                 $         82,219,964   $        111,115,968
                                                    --------------------   --------------------
                                                    --------------------   --------------------

NET ASSETS, representing:
Equity of Contract Owners (Note 3)                  $         57,508,031   $         60,232,750
Equity of Prudential Insurance Company of America             24,711,933             50,883,218
                                                    --------------------   --------------------
                                                    $         82,219,964   $        111,115,968
                                                    --------------------   --------------------
                                                    --------------------   --------------------



               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                         1999               1998
                                                                                   ---------------    ---------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                                  $     2,511,046    $     3,505,349

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
  Expense Risk and for Administration                                                      236,648            241,133
                                                                                   ---------------    ---------------
NET INVESTMENT INCOME                                                                    2,274,398          3,264,216
                                                                                   ---------------    ---------------
Net Change in Unrealized Loss on Investments in Partnership                             (1,512,858)          (100,223)
Net Realized Gain (Loss) on Sale of Investments in Partnership                             105,808                  0
                                                                                   ---------------    ---------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                                       867,348          3,163,993
                                                                                   ---------------    ---------------
CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 4)                                             (3,321,661)        (1,868,593)

Net (Withdrawals) Contributions by Prudential Insurance Company of America             (26,441,691)         2,414,726
                                                                                   ---------------    ---------------
NET (DECREASE) INCREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                                  (29,763,352)           546,133
                                                                                   ---------------    ---------------

TOTAL (DECREASE) INCREASE IN NET ASSETS                                                (28,896,004)         3,710,126

NET ASSETS:
Beginning of period                                                                    111,115,968        101,268,264
                                                                                   ---------------    ---------------
End of period                                                                      $    82,219,964    $   104,978,390
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------

                                                                                      THREE MONTHS ENDED JUNE 31,
                                                                                         1999               1998
                                                                                   ---------------    ---------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                                  $     1,776,611    $     1,928,156

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
  Expense Risk and for Administration                                                      119,627            121,310
                                                                                   ---------------    ---------------
NET INVESTMENT INCOME                                                                    1,656,984          1,806,846
                                                                                   ---------------    ---------------
Net Change in Unrealized Loss on Investments in Partnership                               (815,508)           (47,004)
Net Realized Gain (Loss) on Sale of Investments in Partnership                             (77,091)                 0
                                                                                   ---------------    ---------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                                       764,385          1,759,842
                                                                                   ---------------    ---------------
CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 4)                                             (1,712,197)          (987,452)

Net (Withdrawals) Contributions by Prudential Insurance Company of America               1,831,824          1,108,762
                                                                                   ---------------    ---------------
NET (DECREASE) INCREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                                      119,627            121,310
                                                                                   ---------------    ---------------

TOTAL (DECREASE) INCREASE IN NET ASSETS                                                    884,012          1,881,152

NET ASSETS:
Beginning of period                                                                     81,335,952        103,097,238
                                                                                   ---------------    ---------------
End of period                                                                      $    82,219,964    $   104,978,390
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------


              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 AND 5

               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 1998 Annual Report on Form 10K.

NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in the Partnership is based on the Real Property Account's proportionate interest in the Partnership's market value. At June 30, 1999 and December 31, 1998, the Real Property Account's interest in the Partnership was 38.6% or 3,999,657 shares and 46.2% or 5,481,889 shares, respectively.

The number of shares held by the Real Property Account in the Partnership, the Partnership share value and the aggregate cost of investments in the Real Property Accounts' shares held at June 30, 1999 and December 31, 1998 were as follows:

                                JUNE 30, 1999
                                 (UNAUDITED)       DECEMBER 31, 1998
                                ------------       -----------------
 SHARES OUTSTANDING:              3,999,657            5,481,889
 SHARE VALUE:                       $20.56               $20.27
 COST:                           $34,095,895          $64,095,895


NOTE 3:    CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at June 30, 1999 and December 31, 1998 by product, were as follows:

                                JUNE 30, 1999
                                 (UNAUDITED)      DECEMBER 31, 1998
                                 -----------      -----------------
PDISCO+                            $3,808,763            $4,609,069
VIP                                 2,941,976             3,226,750
PVAL                               21,522,909            22,249,213
PVAL $100,000+ FACE VALUE          29,234,383            30,147,718
                                   ----------            ----------

TOTAL                              $57,508,031          $60,232,750
                                   ----------            ----------
                                   ----------            ----------

               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 4:    NET  WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in The Prudential Insurance Company of America's variable insurance and variable annuity products for the six months ended June 30, 1999 and 1998, were as follows:

                                              JUNE 30,
                                      1999               1998
                                      ----               ----
                                            (UNAUDITED)
PDISCO+/ VIP                       $  1,147,158     $    631,725
PVAL/ PVAL $100,000+ FACE
   VALUE                              2,174,503        1,236,868
                                   ------------     ------------

TOTAL                              $  3,321,661     $  1,868,593
                                   ------------     ------------
                                   ------------     ------------

PART I. FINANCIAL INFORMATION
        ITEM 1B. FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      STATEMENTS OF ASSETS AND LIABILITIES

                                                                               JUNE 30, 1999
                                                                                (UNAUDITED)              DECEMBER 31, 1998
                                                                        -------------------------   -------------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  6/30/99 -- $170,954,397; 12/31/98 -- $170,045,055)                        $152,915,939                $155,374,462
  Real estate investment trusts (cost:  6/30/99 -- $31,875,066;
   12/31/98 -- $10,000,005)                                                            31,085,881                  11,554,649
                                                                        -------------------------   -------------------------


         Total real estate investments                                                184,001,820                 166,929,111

MARKETABLE SECURITIES - At estimated market value
   (cost: 6/30/99 -- $3,040,136; 12/31/98 -- $14,967,236)                              $3,032,357                 $14,950,525

CASH AND CASH EQUIVALENTS                                                              27,061,204                  58,578,848

DIVIDEND RECEIVABLE                                                                             0                     167,275

OTHER ASSETS (net of allowance for uncollectible
  accounts:  6/30/99 -- $71,600; 12/31/98 -- $66,000)                                   3,421,263                   3,623,513
                                                                        -------------------------   -------------------------

         Total assets                                                                 217,516,644                 244,249,272
                                                                        -------------------------   -------------------------

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                   3,113,383                   1,985,400

DUE TO AFFILIATES                                                                         782,785                   1,598,535

OTHER LIABILITIES                                                                         528,229                     504,940
                                                                        -------------------------   -------------------------

         Total liabilities                                                              4,424,397                   4,088,875
                                                                        -------------------------   -------------------------

INVESTMENT COMMITMENTS

         Partners' equity                                                             213,092,247                 240,160,397
                                                                        -------------------------   -------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                217,516,644                 244,249,272
                                                                        -------------------------   -------------------------
                                                                        -------------------------   -------------------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                          10,366,043                  11,848,275
                                                                        -------------------------   -------------------------
                                                                        -------------------------   -------------------------

SHARE VALUE AT END OF PERIOD                                                               $20.56                      $20.27
                                                                        -------------------------   -------------------------
                                                                        -------------------------   -------------------------


                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                     ---------------------  ----------------------
                                                                             1999                   1998
                                                                     ---------------------  ----------------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                                    $10,484,907             $12,365,911
 Income from interest in properties                                                     0                  33,463
 Dividend Income from real estate investment trusts                               437,069                 167,275
 Interest on short-term investments                                             1,052,980                 674,152
                                                                     ---------------------  ----------------------

         Total investment income                                               11,974,956              13,240,801
                                                                     ---------------------  ----------------------
EXPENSES:
 Investment managment fee                                                       1,345,663               1,391,475
 Real estate taxes                                                              1,515,360               1,345,316
 Administrative                                                                 1,038,915               1,014,144
 Operating                                                                      1,769,786               1,911,781
                                                                     ---------------------  ----------------------

         Total investment expenses                                              5,669,724               5,662,716
                                                                     ---------------------  ----------------------

NET INVESTMENT INCOME                                                           6,305,232               7,578,085
                                                                     ---------------------  ----------------------
REALIZED AND UNREALIZED LOSS ON
  INVESTMENTS
 Net proceeds from real estate investments
  sold or exchanged                                                            17,199,969                       0
 Less:  Cost of real estate investments sold or exchanged                      14,861,657                       0
           Realization of prior periods' unrealized
           gain on real estate investments sold or exchanged                    2,080,673                       0
                                                                     ---------------------  ----------------------

 Net gain realized on real estate investments sold                                257,639                       0
                                                                     ---------------------  -----------------------


 Change in unrealized loss on real estate investments                          (3,631,021)               (214,908)
                                                                     ---------------------  ----------------------

NET REALIZED AND UNREALIZED LOSS
 ON INVESTMENTS                                                                (3,373,382)               (214,908)
                                                                     ---------------------  ----------------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                               $2,931,850              $7,363,177
                                                                     ---------------------  ----------------------
                                                                     ---------------------  ----------------------

                                                                                   THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                     ---------------------------------------------
                                                                             1999                    1998
                                                                     ----------------------  ---------------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                                      $6,857,945             $6,615,864
 Income from interest in properties                                                      0                 33,463
 Dividend Income from real estate investment trusts                                269,794                167,275
 Interest on short-term investments                                                426,348                395,081
                                                                     ----------------------  ---------------------

         Total investment income                                                 7,554,087              7,211,683
                                                                     ----------------------  ---------------------
EXPENSES:
 Investment managment fee                                                          674,919                707,996
 Real estate taxes                                                                 947,615                731,582
 Administrative                                                                    570,113                589,751
 Operating                                                                         844,530              1,013,134
                                                                     ----------------------  ---------------------

         Total investment expenses                                               3,037,177              3,042,463
                                                                     ----------------------  ---------------------

NET INVESTMENT INCOME                                                            4,516,910              4,169,220
                                                                     ----------------------  ---------------------
REALIZED AND UNREALIZED LOSS ON
  INVESTMENTS
 Net proceeds from real estate investments
  sold or exchanged                                                              5,245,092                      0
 Less:  Cost of real estate investments sold or exchanged                        4,906,778                      0
           Realization of prior periods' unrealized
           gain on real estate investments sold or exchanged                       125,686                      0
                                                                     ----------------------  ---------------------

 Net gain realized on real estate investments sold                                 212,628                      0
                                                                     ---------------------------------------------


 Change in unrealized loss on real estate investments                           (2,438,422)              (103,393)
                                                                     ----------------------  ---------------------

NET REALIZED AND UNREALIZED LOSS
 ON INVESTMENTS                                                                 (2,225,794)              (103,393)
                                                                     ----------------------  ---------------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                                $2,291,116             $4,065,827
                                                                     ----------------------  ---------------------
                                                                     ----------------------  ---------------------



                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               1999               1998
                                                                         ----------------    ----------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                   $      6,305,232    $      7,578,085
 Net realized gain on real estate investments sold
    and REIT shares exchanged                                                     257,639                   0
 Change in unrealized loss on real estate investments                          (3,631,021)           (214,908)
                                                                         ----------------    ----------------

         Net increase in net assets resulting from operations                   2,931,850           7,363,177
                                                                         ----------------    ----------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (6/30/99 -- 1,482,233 shares; 6/30/98 -- 0 shares)                         (30,000,000)                  0
                                                                         ----------------    ----------------
         Net decrease in net assets resulting from
          capital transactions                                                (30,000,000)                  0
                                                                         ----------------    ----------------

NET (DECREASE) INCREASE IN NET ASSETS                                         (27,068,150)          7,363,177

NET ASSETS -  Beginning of period                                             240,160,397         219,531,773
                                                                         ----------------    ----------------

NET ASSETS -  End of period                                              $    213,092,247    $    226,894,950
                                                                         ----------------    ----------------
                                                                         ----------------    ----------------


                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS                  SIX MONTHS
                                                                                 ENDED                       ENDED
                                                                             JUNE 30, 1999               JUNE 30, 1998
                                                                    -------------------------    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations               $               2,931,850    $               7,363,177
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss on investments                                    3,373,382                      214,908
 Decrease (Increase) in:
   Dividend receivable                                                                167,275                      146,999
   Other assets                                                                       202,250                     (202,376)
 (Decrease) Increase in:
   Accounts payable and accrued expenses                                            1,127,982                      327,534
   Due to affiliates                                                                 (815,750)                      43,992
   Other liabilities                                                                   23,289                       81,943
                                                                    -------------------------    -------------------------

         Net cash flows from operating activities                                   7,010,278                    7,976,177
                                                                    -------------------------    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from real estate investments sold                                     6,257,403                            0
 Additions to real estate owned                                                      (864,215)                  (2,796,827)
 Acquisitions of real estate investment trusts                                    (25,839,278)                           0
 Sale of marketable securities, net                                                11,918,168                    7,576,206
                                                                    -------------------------    -------------------------

         Net cash flows from investing activities                                  (8,527,922)                   4,779,379
                                                                    -------------------------    -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                          (30,000,000)                           0
                                                                    -------------------------    -------------------------

         Net cash flows from financing activities                                 (30,000,000)                           0
                                                                    -------------------------    -------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (31,517,644)                  12,755,556

CASH AND CASH EQUIVALENTS - Beginning of period                                    58,578,848                   12,880,560
                                                                    -------------------------    -------------------------

CASH AND CASH EQUIVALENTS - End of period                           $              27,061,204    $              25,636,116
                                                                    -------------------------    -------------------------
                                                                    -------------------------    -------------------------

Non-Cash Investing Activity
 Exchange of shares of Meridian real estate investment trust
   for shares of ProLogis real estate investment trust shares       $              10,942,566    $                    --
                                                                    -------------------------    -------------------------
                                                                    -------------------------    -------------------------


                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                                        JUNE 30, 1999
                                                                ---------------------------------------------------------------
                                                                                                               NET ESTIMATED
                                                                   FACE AMOUNT               COST              MARKET VALUE
                                                                -------------------    -----------------     ------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                             1.4%
Colonial Pipeline Co., 4.80%, July 21, 1999                            $ 1,600,000          $ 1,580,587            $ 1,580,587
Federal National Mortgage Assoc., 6.07%, July 1, 1999                    1,000,000            1,005,976              1,000,677
Shell Oil Co., 6.625%, July 1, 1999                                        100,000              100,703                100,004
John Deere Capital Corp.,  6.50%,  September 20, 1999                      350,000              352,870                351,089
                                                                -------------------    -----------------     ------------------

TOTAL MARKETABLE SECURITIES                                            $ 3,050,000          $ 3,040,136            $ 3,032,357
                                                                -------------------    -----------------     ------------------
                                                                -------------------    -----------------     ------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                        12.7%

American Express Credit Corp., 5.06%, July 6, 1999                      $1,400,000           $1,397,442             $1,397,442
Ameritech Corp., 5.08%, July 7, 1999                                     1,200,000            1,197,799              1,197,799
Eastman Kodak Co., 5.06%, July 8, 1999                                   1,400,000            1,397,245              1,397,245
Bellsouth Telecommunications Inc., 4.95%, July 12, 1999                  1,300,000            1,296,246              1,296,246
Goldman Sachs Group LP, 4.98%, July 12, 1999                             1,208,000            1,203,989              1,203,989
Southern California Edison Co., 5.25%, July 12, 1999                     1,200,000            1,197,725              1,197,725
Procter & Gamble Co., 5.05%, July 13, 1999                               1,100,000            1,097,068              1,097,068
Colonial Pipeline Co., 4.80%, July 14, 1999                                556,000              549,773                549,773
IBM Credit Corp., 5.32% July 14, 1999                                    1,018,000            1,015,593              1,015,593
J.P. Morgan and Co., Inc, 4.80%, July 14, 1999                           1,011,000              999,812                999,812
Merrill Lynch & Co., Inc., 5.04% July 14, 1999                             500,000              498,530                498,530
Kellogg Co., 4.97% July 19, 1999                                           600,000              597,681                597,681
General Motors Acceptance Corp., 5.06% July 23, 1999                       700,000              697,048                697,048
TransAmerica Finance Corp., 5.50%, July 27, 1999                           329,000              327,593                327,593
First Data Corp., 5.04% August 17, 1999                                  1,300,000            1,289,626              1,289,626
                                                                -------------------    -----------------     ------------------

TOTAL CASH EQUIVALENTS                                                 $14,822,000          $14,763,170            $14,763,170

CASH                                                                    12,298,034           12,298,034             12,298,034
                                                                -------------------    -----------------     ------------------

TOTAL CASH AND CASH EQUIVALENTS                                        $27,120,034          $27,061,204            $27,061,204
                                                                -------------------    -----------------     ------------------
                                                                -------------------    -----------------     ------------------


                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                         DECEMBER 31, 1998
                                                               ---------------------------------------------------------------
                                                                                                             NET ESTIMATED
                                                                  FACE AMOUNT               COST              MARKET VALUE
                                                               ------------------    -------------------   -------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                            6.2%
General Motors Acceptance Corp., 5.26%, January 26, 1999                $830,000               $817,556              $817,556
American Express Credit Corp., 7.375%, February 1, 1999                  325,000                329,342               325,418
Canadian Imperial Bank of Commerce, 5.55%, February 10, 1999           1,000,000                999,520               999,947
Federal National Mortgage Assoc., 5.33%, February 12, 1999               100,000                 99,703                99,703
Salomon Smith Barney Holdings, Inc., 5.38%, February 16, 1999          1,720,000              1,695,137             1,695,397
General Motors Acceptance Corp., 5.29 %,  February 17, 1999              650,000                641,501               641,501
Chrysler Financial Company LLC , 5.26%, February 22, 1999              2,400,000              2,365,700             2,365,700
International Lease Finance Corp. 7.50% March 1, 1999                    500,000                508,250               501,367
Federal Home Loan Mortgage Corp., 5.505%, March 12, 1999               1,000,000              1,000,856             1,000,630
General Motors Acceptance Corp., 6.04%, March 19, 1999                 1,000,000              1,003,480             1,000,707
Merrill Lynch & CO., Inc. 5.23%, March 19, 1999                        1,790,000              1,758,820             1,758,820
Canadian Wheat Board, 5.14%, April 1, 1999                             2,000,000              1,962,406             1,962,406
International Lease Finance Corp., 6.625%,  April 1, 1999                375,000                377,419               375,721
CIT Group Holdings, Inc, 6.375%, May 21, 1999                            400,000                402,120               400,873
Federal National Mortgage Assoc., 6.07%, July 1, 1999                  1,000,000              1,005,426             1,004,779
                                                               ------------------    -------------------   -------------------

TOTAL MARKETABLE SECURITIES                                          $15,090,000            $14,967,236           $14,950,525
                                                               ------------------    -------------------   -------------------
                                                               ------------------    -------------------   -------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                       24.4%

Countrywide Home Loans, 5.403%, January 4, 1999                       $1,000,000               $999,400              $999,400
Fortune Brands Inc. 5.05%, January 4, 1999                             3,463,000              3,461,057             3,461,057
Xerox Capital (Europe) PLC  5.303%, January 4, 1999                    3,483,000              3,480,949             3,480,949
Federal National Mortgage Assoc, 5.77%, January 5, 1999               10,401,000             10,000,000            10,000,000
Ford Motor Credit Co,   5.454%, January 5, 1999                          500,000                499,622               499,622
Pioneer Hi-BRED International, 5.665%, January 7, 1999                 1,000,000                997,332               997,332
Ford Motor Credit Co., 6.11%, January 8, 1999                            167,000                166,717               166,717
Deere & Co., 5.372 %,  January 13, 1999                                2,520,000              2,509,514             2,509,514
E.I. Du Pont De Nemours & Co., Inc. 5.277%, January 13, 1999             648,000                644,598               644,598
Household Finance Corp., 5.356 %, January 13, 1999                       175,000                174,119               174,119
Household Finance Corp., 5.355% , January 15, 1999                     2,343,000              2,331,899             2,331,899
Potomac Electric Power Co., 5.569%, January 15, 1999                   3,122,000              3,110,930             3,110,930
Chrysler Financial Corp., 5.537%, January 25, 1999                     1,164,000              1,158,121             1,158,121
Eastman Kodak Co., 5.232%, January 26, 1999                            2,518,000              2,502,360             2,502,360
Cigna Corp., 5.559%, January 27, 1999                                  1,819,000              1,809,220             1,809,220
Cigna Group Holdings, Inc.  5.334%, January 27, 1999                   1,851,000              1,835,496             1,835,496
Countrywide Home Loan, Inc. 5.506%, January 27, 1999                   1,342,000              1,333,028             1,333,028
Countrywide Home Loan, Inc. 5.587%, January 27, 1999                   1,177,000              1,169,197             1,169,197
General RE Corp., 5.187% , January 29, 1999                              542,000                538,046               538,046
PNC Funding Corp. 5.728%, January 29, 1999                             2,500,000              2,487,729             2,487,729
GTE Funding, Inc, Inc,  5.211%, February 1, 1999                       2,526,000              2,506,048             2,506,048
Norwest Financial, Inc. 5.536%, February 3, 1999                       3,563,000              3,539,593             3,539,593
CIGNA Corp., 5.233%, February 4, 1999                                  1,745,000              1,730,660             1,730,660
General Electric Capital Corp. 5.537%, February 4, 1999                3,563,000              3,539,049             3,539,049
Associates First Capital Corp., 5.241%, February 8, 1999               2,519,000              2,498,988             2,498,988
GTE Funding, Inc., 5.304%, February 11, 1999                           1,000,000                993,413               993,413
                                                               ------------------    -------------------   -------------------

TOTAL CASH EQUIVALENTS                                               $56,651,000            $56,017,086           $56,017,086

CASH                                                                   2,561,762              2,561,762             2,561,762
                                                               ------------------    -------------------   -------------------

TOTAL CASH AND CASH EQUIVALENTS                                      $59,212,762            $58,578,848           $58,578,848
                                                               ------------------    -------------------   -------------------
                                                               ------------------    -------------------   -------------------


                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                             JUNE 30,1999
                                                               -------------------------------------------
                                                                                           ESTIMATED
                                                                                             MARKET
                                                                     COST                    VALUE
                                                               -------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                                                71.8%
Location                    Description
----------------------------------------------------------------------------------------------------------
Lisle, IL                   Office Building                          $21,749,365              $13,598,709
Atlanta, GA                 Garden Apartments                         15,625,613               16,105,829
Roswell, GA                 Retail Shopping Center                    32,331,684               29,039,973
Morristown, NJ              Office Building                           19,417,055               11,298,390
Bolingbrook, IL             Warehouse                                  8,948,028                7,000,000
Raleigh, NC                 Garden Apartments                         15,824,682               16,802,000
Nashville, TN               Office Building                            8,497,627               10,333,426
Oakbrook Terrace, IL        Office Complex                            12,945,366               13,500,000
Beaverton, OR               Office Complex                            10,756,953               10,400,000
Salt Lake City, UT          Industrial Building                        5,581,807                5,628,797
Aurora, CO                  Industrial Building                        9,706,389                9,708,815
Brentwood, TN               Office Complex                             9,569,828                9,500,000
                                                               -------------------------------------------
                                                                    $170,954,397             $152,915,939
                                                               -------------------------------------------
                                                               -------------------------------------------


REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                                14.6%

----------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                                $7,579,332               $7,820,712
AMB Property Corp (42,100 shares)                                        933,851                  955,144
Alexandria Real Est Equities (28,600 shares)                             809,952                  918,775
Apartment Inv & Mngt Co (14,300 shares)                                  583,583                  613,113
Cousins Properties (14,000 shares)                                       501,456                  493,500
Equity Office Properties Trust (20,500 shares)                           599,574                  525,313
Equity Residential (12,800 shares)                                       610,368                  575,200
Excel Legacy Corp (228,600 shares)                                     1,139,376                1,114,425
Franchise Finance Op Amer (22,000 shares)                                539,613                  499,125
General Growth Properties (25,100 shares)                                942,137                  911,444
Highwoods Properties Inc. (18,000 shares)                                483,143                  484,875
Intrawest Corporation (67,500 shares)                                  1,114,214                1,042,031
MeriStar Hotels & Resorts Inc. (101,400 shares)                          410,670                  348,563
Philips International Realty (72,600 shares)                           1,195,379                1,216,050
Prime Hospitality Corp. (112,500 shares)                               1,320,524                1,279,688
Public Storage (76,300 shares)                                         2,207,270                2,122,094
Reckson Service Industries (32,800 shares)                               398,066                  492,000
Reckson Assoc Realty Corp (49,500 shares)                              1,241,460                1,166,344
Starwood Hotels and Resorts (87,200 shares)                            3,027,806                2,594,200
Sun Communities Inc. (25,800 shares)                                     925,036                  912,675
Sunterra Corporation (37,000 shares)                                     520,220                  474,063
US Restaurant Properties (30,300 shares)                                 611,606                  651,450
Vornado Realty Trust (45,400 shares)                                   1,757,012                1,620,213
Wellsford Real Properties (45,300 shares)                                491,637                  486,975
Sun International Hotels Ltd (18,000 shares)                             842,580                  765,000
Boardwalk Equities Inc. (98,700 shares)                                1,089,201                1,002,913
Meridian REIT Shares (506,894 shares)                                          -                        -
                                                               -------------------------------------------
                                                                     $31,875,066              $31,085,881
                                                               -------------------------------------------
                                                               -------------------------------------------

                                                                            DECEMBER 31,1998
                                                               --------------------------------------------
                                                                                            ESTIMATED
                                                                                              MARKET
                                                                      COST                    VALUE
                                                               --------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                                                 64.7%
Location                    Description
-----------------------------------------------------------------------------------------------------------
Lisle, IL                   Office Building                           $21,634,707              $14,123,742
Atlanta, GA                 Garden Apartments                          15,601,495               15,651,216
Roswell, GA                 Retail Shopping Center                     32,272,627               28,649,176
Morristown, NJ              Office Building                            19,409,490               11,596,138
Bolingbrook, IL             Warehouse                                   8,948,028                7,000,000
Raleigh, NC                 Garden Apartments                          15,822,682               16,804,570
Nashville, TN               Office Building                             8,448,026               10,152,399
Oakbrook Terrace, IL        Office Complex                             12,945,366               15,750,000
Beaverton, OR               Office Complex                             10,728,618               11,200,000
Salt Lake City, UT          Industrial Building                         5,388,134                5,450,000
Aurora, CO                  Industrial Building                         9,304,171                9,497,221
Brentwood, TN               Office Complex                              9,541,711                9,500,000
                                                               --------------------------------------------
                                                                     $170,045,055             $155,374,462
                                                               --------------------------------------------
                                                               --------------------------------------------


REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                                  4.8%

-----------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                                          -                        -
AMB Property Corp (42,100 shares)                                               -                        -
Alexandria Real Est Equities (28,600 shares)                                    -                        -
Apartment Inv & Mngt Co (14,300 shares)                                         -                        -
Cousins Properties (14,000 shares)                                              -                        -
Equity Office Properties Trust (20,500 shares)                                  -                        -
Equity Residential (12,800 shares)                                              -                        -
Excel Legacy Corp (228,600 shares)                                              -                        -
Franchise Finance Op Amer (22,000 shares)                                       -                        -
General Growth Properties (25,100 shares)                                       -                        -
Highwoods Properties Inc. (18,000 shares)                                       -                        -
Intrawest Corporation (67,500 shares)                                           -                        -
MeriStar Hotels & Resorts Inc. (101,400 shares)                                 -                        -
Philips International Realty (72,600 shares)                                    -                        -
Prime Hospitality Corp. (112,500 shares)                                        -                        -
Public Storage (76,300 shares)                                                  -                        -
Reckson Service Industries (32,800 shares)                                      -                        -
Reckson Assoc Realty Corp (49,500 shares)                                       -                        -
Starwood Hotels and Resorts (87,200 shares)                                     -                        -
Sun Communities Inc. (25,800 shares)                                            -                        -
Sunterra Corporation (37,000 shares)                                            -                        -
US Restaurant Properties (30,300 shares)                                        -                        -
Vornado Realty Trust (45,400 shares)                                            -                        -
Wellsford Real Properties (45,300 shares)                                       -                        -
Sun International Hotels Ltd (18,000 shares)                                    -                        -
Boardwalk Equities Inc. (98,700 shares)                                         -                        -
Meridian REIT Shares (506,894 shares)                                  10,000,005               11,554,649
                                                               --------------------------------------------
                                                                      $10,000,005              $11,554,649
                                                               --------------------------------------------
                                                               --------------------------------------------


                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

                        NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1998 Annual Report on Form 10K.


NOTE 2:  COMMITMENT FROM PARTNER

In prior years, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of March 31, 1999, Prudential's equity interest in the Partnership under this commitment was $39.7 million.

On February 2, 1999, Prudential and its partners withdrew $30 million based on the ratio of each Partners' equity in the Partnership. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.


NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 1999 and 1998 management fees incurred by the Partnership were $1,345,663 and $1,391,475 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the six months ended June 30, 1999 and 1998 were $58,148 and $58,064 respectively, and are classified as administrative expenses in the statements of operations.


NOTE 4:  INVESTMENT IN REAL ESTATE INVESTMENT TRUST (REIT)

On March 30, 1999, the Partnership exchanged 506,894 shares of Meridian REIT for 557,583 shares of ProLogis REIT, fair value of $10,942,566, and cash of $1,013,796 (or total fair value of $11,956,362) as a result of ProLogis' acquisition of Meridian. Management continued applying a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired. The application of the 3% discount was discontinued on June 30, 1999 because this restriction no longer applied.

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

As of June 30, 1999, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $30.1 million, a decrease of $43.4 million from $73.5 million at December 31, 1998. The decrease is due primarily to Partners' withdrawals of $30.0 on February 2, 1999.

At the present time, Prudential has decided not to make further contributions to the Partnership for investments in real estate. On February 2, 1999, the Partners made a $30 million withdrawal from excess cash. Further withdrawals may be made by the Partners during 1999 based upon the percentage of assets invested in short-term obligations and taking into consideration anticipated cash needs of the Partnership including potential property acquisitions and capital expenditures. Management anticipates that it's current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future, including anticipated withdrawals by the Partners.

The Partnership's investment policy allows up to 30% investments in cash and short-term obligations. At June 30, 1999, 14% of the Partnership's assets consisted of cash, cash equivalents and marketable securities. Sources of liquidity include net cash flow from property operations, interest from short term investments, and dividends from Real Estate Investment Trust (REIT) shares. Capital expenditures were approximately $900,000 and were of a recurring nature.

(b)   RESULTS OF OPERATIONS

The following is a brief year-to-date and quarterly comparison of the Partnership's results of operations for the periods ended June 30, 1999 and 1998 and an explanation of REIT trading.

June 30, 1999 vs. June 30, 1998

The Partnership's net investment income for the six months ended June 30, 1999 was $6.3 million, a decrease of $1.3 million from net investment income of $7.6 million for the corresponding period in 1998. The Partnership's net investment income for the quarter ended June 30, 1999 was $4.5 million, an increase of $0.3 million from net investment income of $4.2 million for the corresponding period in 1998.

Revenue from real estate and improvements for the first six months of 1999 was $10.5 million, a decrease of $1.9 million or 15.3% from $12.4 million for the corresponding period in 1998. This decrease was primarily due to the sale of the Partnership's industrial property located in Pomona, CA and an apartment complex located in Farmington Hills, MI during 1998.

On March 30, 1999, the Partnership exchanged 506,894 shares of Meridian REIT for 557,583 shares of ProLogis REIT, fair value of $10,942,566, and cash of $1,013,796 (or total fair value of $11,956,362) as a result of ProLogis' acquisition of Meridian. The exchange resulted in a realized gain of $401,713. Dividend income from real estate investment trusts amounted to $0.4 million for the six months ended June 30, 1999, an increase of $0.3 million or 161.3% compared to the corresponding period in 1998. Dividend income from real estate investment trusts increased approximately $100,000 or 61.3% to $269,794 for the quarter ended June 30, 1999. These increases were primarily due to an increase in the amount invested in REIT stocks.

Interest on short-term investments increased $378,828 or 56.2% due primarily to a significantly higher average cash balance during the six months ended June 30, 1999 compared to the corresponding period last year. Cash and cash equivalents maintained through the second quarter of 1999 averaged approximately $50 million when compared to the second quarter of 1998 when average cash and cash equivalents were approximately $30 million.

Real estate taxes increased $170,044 or 12.6% during the six months ended June 30, 1999. This increase was primarily due to increased real estate taxes by the industrial property located in Aurora, CO.

Real estate taxes increased $216,033 or 29.5% when compared to the second quarter of 1998. This increase was primarily due to increased real estate taxes by the industrial property located in Aurora, CO and the apartment complex located in Atlanta, GA, offset by a decrease in real estate tax expense as a result of the sale of Pomona Industrial Park.

Operating expenses decreased $168,604 or 16.6% when compared to the second quarter of 1998 mainly as a result of the sale of the apartment complex located in Farmington Hills, MI and a decrease in operating expenses for the retail center located in Roswell, GA.

The following is a year-to-date and quarterly comparison of the Partnership's property results of operations and realized and unrealized gains or losses, by investment type.

                                               SIX MONTHS ENDED JUNE 30,               QUARTER ENDED JUNE 30,
                                                1999              1998                 1999              1998
                                          ---------------   ---------------      ---------------   ---------------
NET INVESTMENT INCOME:

Office properties                              $3,749,655        $3,231,226           $2,683,159        $1,722,036
Apartment complexes                               916,594         2,044,531              532,143         1,006,153
Retail property                                 1,375,256         1,481,630              686,110           706,595
Industrial properties                             156,380         1,046,931               71,130           522,401
Dividend income from real
 estate investment trust                          437,069           167,275              269,794           167,275
Other (including interest income
 investment mgt fee, etc.)                       (329,722)         (393,508)             274,574            44,760

                                          ---------------   ---------------      ---------------   ---------------
Total Net Investment Income                    $6,305,232        $7,578,085           $4,516,910        $4,169,220
                                          ---------------   ---------------      ---------------   ---------------
UNREALIZED GAIN(LOSS)
 ON INVESTMENTS:

Office properties                             ($3,920,080)       $2,662,238          ($2,596,801)       $1,054,150
Apartment complexes                               425,925           341,263              491,295           372,271
Retail property                                   331,740        (1,670,923)             480,916        (1,616,565)
Industrial properties                            (205,450)         (332,475)              (6,360)         (321,561)
Real estate investment trust                     (263,156)       (1,215,000)            (808,472)         (491,688)

REALIZED GAIN(LOSS) ON INVESTMENTS:

Industrial properties                              43,641              --                   --                --
Real estate investment trust                      213,998              --                212,628              --
                                          ---------------   ---------------      ---------------   ---------------
                                              ($3,373,382)        ($214,908)         ($2,225,794)        ($103,393)
                                          ---------------   ---------------      ---------------   ---------------

OFFICE PROPERTIES

Net investment income from property operations for the office sector increased approximately $518,400 or 16% for the six months ended June 30, 1999 when compared to the corresponding period in 1998. This increase in net investment income was primarily due to higher revenue levels experienced by the Oakbrook, IL office complex as the result of a lease termination fee received from one of the tenants.

Net investment income from property operations for the office sector increased approximately $960,000 or 56% during the second quarter of 1999 when compared to the corresponding period in 1998. The increase in net investment income was primarily due to an increase in occupancy levels experienced by the Lisle, IL and Morristown, NJ office complexes.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $3.9 million during the first six months of 1999 compared to a net unrealized gain of $2.7 million in the corresponding period in 1998. The largest share of this net unrealized loss or 58% was primarily due to the office property located in Oakbrook Terrace, IL. This $2.3 million (14%) value decrease was due to costs associated with re-leasing the facility and downtime resulting from the upcoming vacating of the property by the two tenants who currently occupy the entire facility. The Beaverton, OR office property also experienced a net unrealized loss of approximately $0.8 million. This decline in value was due to a change in discounted cash flow assumptions resulting from the large amount of Class "A" space under construction in the local market of which less than 10% is pre-leased. In addition, a lower renewal probability in determining the valuation of the property was utilized for Nike, a major tenant. Tenant improvements and leasing commissions are also projected to occur earlier. The Lisle, IL office property also experienced a net unrealized loss of approximately $0.6 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

The office properties experienced a net unrealized loss of approximately $2.6 million during the second quarter of 1999 compared to a net unrealized gain of $2.0 million in the corresponding period in 1998. The loss consisted of $2.3 million at the Oakbrook Terrace, IL property and $330,000 at the Beaverton, OR property for the reasons discussed above.

Occupancy at the Beaverton, OR, Oakbrook Terrace, IL and Brentwood, TN properties remained unchanged from June 30, 1998 at 100%. Occupancy at the Morristown, NJ property increased from 74% at June 30, 1998 to 85% at June 30, 1999 while occupancy at the Lisle, IL office property increased from 60% at June 30, 1998 to 89% at June 30, 1999. As of June 30, 1999 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $916,594 for the first six months of 1999, a decrease of $1,127,937 or 55% compared with the corresponding period in 1998. Net investment income from property operations for the apartment complexes was $532,143 for the second quarter of 1999, a decrease of $474,010 or 47.1% compared with the corresponding period in 1998. The decrease was primarily due to the sale of the apartment complex located in Farmington Hills, MI on October 8, 1998.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $425,925 and $341,263 for the six months ended June 30, 1999 and 1998 respectively. The apartments experienced a net unrealized gain of $491,295 and $372,271 for the quarters ended June 30, 1999 and 1998 respectively. The majority of this change in unrealized gain was experienced by the property located in Atlanta, GA which increased as a result of changes in the property's leasing activity and rental rates.

The occupancy at the Atlanta, GA complex decreased from 99% at June 30, 1998 to 97% at June 30, 1999, while occupancy at the apartment complex in Raleigh, NC increased from 90% at June 30, 1998 to 95% at June 30, 1999.

As of June 30, 1999, all vacant spaces were being marketed.

RETAIL PROPERTY

Net investment income for the first six months of 1999 for the Partnership's retail property (comprised solely of a retail shopping center) was $1,375,256, a decrease of $106,374 or 7% from $1,481,630 for the six months ended June 30, 1998 due primarily to higher expense levels at the shopping center. Net investment income for the second quarter of 1999 was $686,110, a decrease of $20,485 or 2.9% from $706,595 for the quarter ended June 30, 1998.

The retail property experienced a net unrealized gain of $331,740 and a net unrealized loss of $1,670,934 for the first six months of 1999 and 1998, respectively. The increase in value for 1999 was attributable to an adjustment in cash flow assumptions which resulted when the market re-stabilized after a competing retail property had been built in the same general vicinity. In addition, the overall occupancy at the property increased slightly. The complex is currently being marketed for sale.

The retail property experienced a net unrealized gain of $480,916 and a net unrealized loss of $1,616,565 for the second quarter of 1999 and 1998, respectively. The net unrealized gain and loss are attributable to the aforementioned reasons.

The shopping center was 98% occupied at June 30, 1999 and June 30, 1998. As of June 30, 1999, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased from $1,046,931 for the six months ended June 30, 1998 to $156,380 for the corresponding period in 1999. Net investment income from property operations for the industrial properties decreased from $522,401 for the quarter ended June 30, 1998 to $71,130 for the corresponding period in 1999. The majority of the decrease was a result of the sale of Pomona Industrial Park, including the land.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $205,000 and $330,000 for the six months ended June 30, 1999 and 1998, respectively. The majority of the decrease for 1999 was attributable to the Aurora, CO industrial property because there were capital expenditures on the property that were not reflected as an increase in market value.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $5,000 and $320,000 for the quarters ended June 30, 1999 and 1998, respectively. The majority of the decrease for 1998 was attributable to the industrial properties located in Aurora, CO and Pomona, CA.

The occupancy at the Bolingbrook, IL property was 100% at June 30, 1999 and June 30, 1998. The occupancy at the Salt Lake City, Utah property increased to 33% at June 30, 1999 from 0% at June 30, 1998. The Aurora, CO property's occupancy rate increased to 67% at June 30, 1999 from 23% at June 30, 1998. As of June 30, 1999, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

During the first six months of 1999, the Partnership recognized a realized gain of $401,713 from the exchange of 506,894 shares of Meridian REIT for 557,583 shares of REIT which was offset by a realized loss of $187,715 primarily as a result of the sale of 171,375 ProLogis REIT shares.

The Partnership recognized a net realized gain from real estate investment trusts of $212,628 for the second quarter of 1999 primarily as a result of the sale of ProLogis REIT shares.

Management continued applying a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired. The application of the 3% discount was discontinued on June 30, 1999 because this restriction no longer applied


OTHER

Other net investment income increased $63,786 or 16.2% during the six months ended June 30, 1999. This includes interest income from short-term investments, investment management fees, and expenses not related to property activities. The increase was due primarily to an increase in interest income from short-term investments coupled with a decrease in investment management fees being offset by an increase in expenses not related to property activities.

Other net investment income increased $229,813 or 513.4% during the second quarter of 1999. Interest income on short-term investments increased primarily as a result of a the Partnership maintaining a significantly higher cash balance when compared to the corresponding period last year as mentioned previously. In addition, investment management fees and expenses not related to property activities decreased when compared to the same quarter last year.

(c)   THE YEAR 2000 ISSUE
Prudential has addressed the Year 2000 issue on an enterprise-wide basis; therefore, it is not possible to differentiate the Partnership's Year 2000 issue from that of the Prudential. Refer to management's discussion of the Year 2000 issue in the December 31, 1998 Form 10-K for the steps taken by Prudential to mitigate the Year 2000 risks.

The Business Application, Infrastructure and Business Partners components of Prudential's Year 2000 project are substantially complete. Although a small number of projects did not meet their targeted completion dates in the second quarter, Prudential expects all projects will be completed by September, 1999. Accordingly, these delays do not have a significant impact on the timing of the project as a whole.

Prudential believes that the Year 2000 project is substantially on schedule. Prudential is continuing to review and update their contingency plans until 2000 in an effort to reduce the level of uncertainty about the effect of the Year 2000 issue and further mitigate risk. Prudential believes that, with the completion of the Year 2000 program as scheduled, the possibility of significant interruptions of normal operations will be reduced.

Prudential has investment securities that are both publicly traded and privately placed. Prudential is exposed to the risk that issuers of these investments will be adversely affected by Year 2000 issues. Prudential assesses the impact which Year 2000 issues may have on our investments as part of due diligence for proposed new investments as well as their ongoing review of current portfolio holdings. Any recommended actions with respect to particular investments consider the disclosed potential impact of Year 2000 on the issuer.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to significant exposure to market rate risk for changes in interest rates because the Partnership's financial instruments consist primarily of short-term fixed rate commercial paper and does not use derivative financial instruments. Further, by policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. At June 30, 1999, 86% of the Partnership's investments were in real estate.

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

           (b)  REPORT ON FORM 8-K

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

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  in respect of
                               Prudential Variable
                         Contract Real Property Account
                                  (Registrant)

          ------------------------------------------------------------



Date:       August 16, 1999             By: /s/
        ----------------------------       ----------------------------------

                                           Esther H. Milnes
                                           Vice-President

Date:       August 16, 1999
        ----------------------------    By: /s/
                                           ----------------------------------

                                           Dennis Sullivan
                                           Vice-President and Deputy Controller