Form 10-Q
period 1999-09-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1999-11-15
CIK 846581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934]

Commission file number 33-20083



                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  in respect of

               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         NEW JERSEY                          22-1211670
-------------------------------         ----------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)




                 751 BROAD STREET, NEWARK, NEW JERSEY 07102-2992
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements (Unaudited)

A.      PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

              Statements of Net Assets - September 30, 1999 and
              December 31, 1998                                                3

              Statements of Operations and Changes In Net
              Assets - Three and Nine Months Ended September 30,
              1999 and 1998                                                    3

              Notes to the Financial Statements                                4

B.      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

              Statements of Assets and Liabilities - September 30,
              1999 and December 31, 1998                                       6

              Statements of Operations - Three and Nine Months
              Ended September 30, 1999 and 1998                                7

              Statements of Changes in Net Assets - Nine Months
              Ended September 30, 1999 and 1998                                8

              Statements of Cash Flows - Nine Months
              Ended September 30, 1999 and 1998                                9

              Schedule of Investments - September 30, 1999 and
              December 31, 1998                                               10

              Notes to the Financial Statements                               13

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             14

Item 3. Quantitative and Qualitative Disclosures About Market Risks           19

PART II - OTHER INFORMATION
---------------------------

Item 4.     Submission of Matters to a Vote of Security Holders               20

Item 6.     Exhibits and Reports on Form 8-K                                  20

Signature Page                                                                21

                             FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT


                            STATEMENTS OF NET ASSETS

                                                      SEPTEMBER 30, 1999
                                                         (UNAUDITED)             DECEMBER 31, 1998
                                                      ------------------         -----------------
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 2)                  $       82,361,090         $     111,115,968
                                                      ------------------         -----------------
                                                      ------------------         -----------------

NET ASSETS, representing:
Equity of Contract Owners (Note 3)                    $       56,098,113         $      60,232,750
Equity of Prudential Insurance Company of America             26,262,977                50,883,218
                                                      ------------------         -----------------
                                                      $       82,361,090         $     111,115,968
                                                      ------------------         -----------------
                                                      ------------------         -----------------


               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS

                                                                    NINE MONTHS ENDED SEPTEMBER 30, THREE MONTHS ENDED SEPTEMBER 30,
                                                                          1999            1998            1999             1998
                                                                     --------------  --------------  --------------  --------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                    $    3,749,711  $    5,110,990  $    1,238,665  $    1,605,641
                                                                     --------------  --------------  --------------  --------------
EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
     Expense Risk and for Administration                                    353,773         364,180         117,125         123,047
                                                                     --------------  --------------  --------------  --------------

NET INVESTMENT INCOME                                                     3,395,938       4,746,810       1,121,540       1,482,594
                                                                     --------------  --------------  --------------  --------------

Net Change in Unrealized Loss on Investments in Partnership              (2,507,566)        748,601        (994,708)        848,824
Net Realized Gain (Loss) on Sale of Investments in Partnership                2,977          42,346        (102,831)         42,346
                                                                     --------------  --------------  --------------  --------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                        891,349       5,537,757          24,001       2,373,764
                                                                     --------------  --------------  --------------  --------------

CAPITAL TRANSACTIONS:

Net (Withdrawals) by Contract Owners (Note 4)                            (4,708,868)     (2,583,948)     (1,387,207) $     (715,355)

Net (Withdrawals) Contributions by Prudential Insurance
  Company of America                                                    (24,937,359)      3,253,129       1,504,332  $      838,403
                                                                     --------------  --------------  --------------  --------------

NET (DECREASE) INCREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                   (29,646,227)        669,181         117,125         123,048
                                                                     --------------  --------------  --------------  --------------


TOTAL (DECREASE) INCREASE IN NET ASSETS                                 (28,754,878)      6,206,938         141,126       2,496,812
                                                                     --------------  --------------  --------------  --------------

NET ASSETS:
Beginning of period                                                     111,115,968     101,268,264      82,219,964     104,978,390
                                                                     --------------  --------------  --------------  --------------
End of period                                                        $   82,361,090  $  107,475,202  $   82,361,090  $  107,475,202
                                                                     --------------  --------------  --------------  --------------
                                                                     --------------  --------------  --------------  --------------

              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 AND 5

               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 1998 Annual Report on Form 10K.

NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in the Partnership is based on the Real Property Account's proportionate interest in the Partnership's market value. At September 30, 1999 and December 31, 1998, the Real Property Account's interest in the Partnership was 38.6% or 3,999,657 shares and 46.2% or 5,481,889 shares, respectively. Proceeds from the sales of investments in the Partnership for the nine months ended September 30, 1999 was $30,000,000.

The number of shares held by the Real Property Account in the Partnership, the Partnership share value and the aggregate cost of investments in the Real Property Accounts' shares held at September 30, 1999 and December 31, 1998 were as follows:

                                SEPTEMBER 30,
                                     1999          DECEMBER 31, 1998
                                 (UNAUDITED)       -----------------
                                 -----------
 SHARES OUTSTANDING:              3,999,657            5,481,889
 SHARE VALUE:                       $20.59               $20.27
 COST:                           $34,095,895          $64,095,895

NOTE 3:    CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at September 30, 1999 and December 31, 1998 by product, were as follows:

                                SEPTEMBER 30,
                                     1999          DECEMBER 31, 1998
                                 (UNAUDITED)       -----------------
                                 -----------
PDISCO+                              $3,463,919            $4,609,069
VIP                                   2,793,665             3,226,750
PVAL                                 21,043,655            22,249,213
PVAL $100,000+ FACE VALUE            28,796,874            30,147,718
                                     ----------            ----------

TOTAL                               $56,098,113          $60,232,750
                                     ----------            ----------
                                     ----------            ----------

               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



NOTE 4:    NET WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in The Prudential Insurance Company of America's variable insurance and variable annuity products for the nine months ended September 30, 1999 and 1998, were as follows:

                                        SEPTEMBER 30,
                                   1999               1998
                                   ----               ----
PDISCO+/ VIP                        $1,630,438        $  921,101
PVAL/ PVAL $100,000+ FACE
   VALUE                             3,078,430         1,662,847
                                  ------------       -----------

TOTAL                               $4,708,868       $ 2,583,948
                                    ----------       -----------
                                    ----------       -----------

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                        SEPTEMBER 30, 1999
                                                                            (UNAUDITED)            DECEMBER 31, 1998
                                                                       ----------------------    ----------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  9/30/99 -- $188,971,635; 12/31/98 -- $170,045,055)                   $171,494,304              $155,374,462
  Real estate partnerships (cost: 9/30/99 -- $4,875,000; 12/31/98 --
   $0)                                                                             4,875,000                         0
  Real estate investment trusts (cost:  9/30/99 -- $32,492,604;
   12/31/98 -- $10,000,005)                                                       28,548,030                11,554,649
                                                                       ----------------------    ----------------------

         Total real estate investments                                           204,917,334               166,929,111

MARKETABLE SECURITIES - At estimated market value
   (cost:  9/30/99 -- $1,825,483; 12/31/98 -- $14,967,236)                        $1,821,844               $14,950,525

CASH AND CASH EQUIVALENTS                                                         18,905,590                58,578,848

DIVIDEND RECEIVABLE                                                                        0                   167,275

OTHER ASSETS (net of allowance for uncollectible
  accounts:  9/30/99 -- $73,300; 12/31/98 -- $66,000)                              2,388,867                 3,623,513
                                                                       ----------------------    ----------------------

         Total assets                                                            228,033,635               244,249,272
                                                                       ----------------------    ----------------------

LIABILITIES

MORTGAGE LOANS PAYABLE                                                            10,200,000                         0

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              2,193,903                 1,985,400

DUE TO AFFILIATES                                                                  1,259,317                 1,598,535

OTHER LIABILITIES                                                                    545,276                   504,940

MINORITY INTEREST                                                                    377,135                         0
                                                                       ----------------------    ----------------------

         Total liabilities                                                        14,575,631                 4,088,875
                                                                       ----------------------    ----------------------

INVESTMENT COMMITMENTS

         Partners' equity                                                        213,458,004               240,160,397
                                                                       ----------------------    ----------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                           228,033,635               244,249,272
                                                                       ----------------------    ----------------------
                                                                       ----------------------    ----------------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                     10,366,043                11,848,275
                                                                       ----------------------    ----------------------
                                                                       ----------------------    ----------------------

SHARE VALUE AT END OF PERIOD                                                          $20.59                    $20.27
                                                                       ----------------------    ----------------------
                                                                       ----------------------    ----------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                                 NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                         -----------------------------------   -----------------------------------
                                                              1999               1998               1999               1998
                                                         -----------------  ----------------   ----------------   ----------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                    $15,707,829       $18,389,369         $5,222,918         $6,023,458
 Equity in income of real estate partnerships                           0            33,463                  0                  0
 Dividend Income from real estate investment trusts               789,754           334,550            352,685            167,275
 Interest on short-term investments                             1,384,882         1,089,040            331,902            414,888
                                                         -----------------  ----------------   ----------------   ----------------

         Total investment income                               17,882,465        19,846,422          5,907,505          6,605,621
                                                         -----------------  ----------------   ----------------   ----------------

EXPENSES:
 Investment management fee                                      2,027,470         2,121,474            681,807            729,999
 Real estate taxes                                              2,133,374         1,966,995            618,014            621,679
 Administrative                                                 1,468,770         1,675,453            429,855            661,309
 Operating                                                      2,737,517         3,034,149            967,731          1,122,368
                                                         -----------------  ----------------   ----------------   ----------------

         Total investment expenses                              8,367,131         8,798,071          2,697,407          3,135,355
                                                         -----------------  ----------------   ----------------   ----------------

NET INVESTMENT INCOME                                           9,515,334        11,048,351          3,210,098          3,470,266
                                                         -----------------  ----------------   ----------------   ----------------

REALIZED AND UNREALIZED LOSS ON
  INVESTMENTS
 Net proceeds from real estate investments
   sold or exchanged                                           19,668,030                 0          2,468,061                  0
 Less:  Cost of real estate investments sold
            or exchanged                                       17,579,801           (91,538)         2,718,144            (91,538)
           Realization of prior periods' unrealized
            gain (loss) on real estate investments sold
                or exchanged                                    2,080,673                 0           (146,339)                 0
                                                         -----------------  ----------------   ----------------   ----------------

 Net gain (loss) realized on real estate
             investments sold                                       7,556            91,538           (103,744)            91,538
                                                         -----------------  ------------------------------------------------------


 Change in unrealized (loss) gain on real estate
  investments                                                  (6,225,283)        1,619,767         (2,740,601)         1,834,675
                                                         -----------------  ----------------   ----------------   ----------------

NET REALIZED AND UNREALIZED (LOSS)
 GAIN ON INVESTMENTS                                           (6,217,727)        1,711,305         (2,844,345)         1,926,213
                                                         -----------------  ----------------   ----------------   ----------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                               $3,297,607       $12,759,656           $365,753         $5,396,479
                                                         -----------------  ----------------   ----------------   ----------------
                                                         -----------------  ----------------   ----------------   ----------------


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                                               NINE MONTHS             NINE MONTHS
                                                                                  ENDED                   ENDED
                                                                           SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                                                          --------------------    --------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                            $ 9,515,334            $ 11,048,351
 Net realized gain on real estate investments sold
    and REIT shares exchanged                                                           7,556                  91,538
 Change in unrealized (loss) gain on real estate investments                       (6,225,283)              1,619,767
                                                                          --------------------    --------------------

         Net increase in net assets resulting from operations                       3,297,607              12,759,656
                                                                          --------------------    --------------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (9/30/99 -- 1,482,233 shares; 9/30/98 -- 0 shares)                             (30,000,000)                      0
                                                                          --------------------    --------------------

         Net decrease in net assets resulting from
          capital transactions                                                    (30,000,000)                      0
                                                                          --------------------    --------------------

NET (DECREASE) INCREASE IN NET ASSETS                                             (26,702,393)             12,759,656

NET ASSETS -  Beginning of period                                                 240,160,397             219,531,773
                                                                          --------------------    --------------------

NET ASSETS -  End of period                                                     $ 213,458,004           $ 232,291,429
                                                                          --------------------    --------------------
                                                                          --------------------    --------------------







                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS             NINE MONTHS
                                                                                  ENDED                   ENDED
                                                                           SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                                                          --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                             $ 3,297,607            $ 12,759,656
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss (gain) on investments                             6,217,727              (1,711,305)
 Bad debt expense                                                                      16,917                  18,050
 Decrease (Increase) in:
    Dividend receivable                                                               167,275                 146,999
    Other assets                                                                    1,217,730                (488,811)
 Increase (Decrease) in:
    Accounts payable and accrued expenses                                             208,503                 105,944
    Due to affiliates                                                                (339,218)                (42,389)
    Other liabilities                                                                  40,336                  85,511
                                                                          --------------------    --------------------

         Net cash flows from operating activities                                  10,826,877              10,873,655
                                                                          --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from real estate investments sold                                     8,725,464                       0
 Acquisition of real estate property                                               (7,542,712)                      0
 Additions to real estate owned                                                    (1,138,743)             (4,245,683)
 Acquisition of real estate partnerships                                           (4,875,000)                      0
 Distribution from interest in properties                                                   0                  91,538
 Acquisitions of real estate investment trusts                                    (29,174,960)                      0
 Sale of marketable securities, net                                                13,128,681               9,101,483
                                                                          --------------------    --------------------

         Net cash flows from investing activities                                 (20,877,270)              4,947,338
                                                                          --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                          (30,000,000)                      0
 Contributions from minority interest partners                                        377,135                       0
                                                                          --------------------    --------------------

         Net cash flows from financing activities                                 (29,622,865)                      0
                                                                          --------------------    --------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (39,673,258)             15,820,993

CASH AND CASH EQUIVALENTS - Beginning of period                                    58,578,848              12,880,560
                                                                          --------------------    --------------------

CASH AND CASH EQUIVALENTS - End of period                                        $ 18,905,590            $ 28,701,553
                                                                          --------------------    --------------------
                                                                          --------------------    --------------------


Non-Cash Investing Activity
  Exchange of shares of Meridian real estate investment trust
     for shares of ProLogis real estate investment trust shares                  $ 10,942,566                     $ -
                                                                          --------------------    --------------------
                                                                          --------------------    --------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30, 1999
                                                                  ---------------------------------------------------------------
                                                                                                                NET ESTIMATED
                                                                     FACE AMOUNT              COST               MARKET VALUE
                                                                  ------------------    -----------------     -------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                               0.9%

Ford Motor Credit Co., 7.50%, April 6, 2000                               $ 150,000              151,779               $ 151,281
CIT Group Inc., 6.80%, April 17, 2000                                       500,000              503,765                 502,765
Associates Corp. of North America, 6.71%, June 1, 2000                    1,160,000            1,169,939               1,167,798
                                                                  ------------------    -----------------     -------------------

TOTAL MARKETABLE SECURITIES                                             $ 1,810,000          $ 1,825,483             $ 1,821,844
                                                                  ------------------    -----------------     -------------------
                                                                  ------------------    -----------------     -------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                           8.9%

Ameritech Corp., 5.60%, October 1, 1999                                     724,000              723,887                 723,887
Ford Motor Credit Co., 5.50%, October 4, 1999                               885,000              884,459                 884,459
GTE Funding, Inc., 5.31% October 4, 1999                                  1,100,000            1,098,053               1,098,053
Lucent Technologies, 5.50% October 4, 1999                                1,000,000              999,389                 999,389
Potomac Electric Power Co., 5.30% October 4, 1999                         1,120,000            1,117,856               1,117,856
Procter & Gamble Co., 5.29%, October 4, 1999                              1,000,000              998,237                 998,237
United Parcel Service, 5.30% October 4, 1999                                500,000              498,528                 498,528
United Parcel Service, 5.29% October 4, 1999                                600,000              598,942                 598,942
CIESCO L.P., 5.40%, October 5, 1999                                       1,000,000              999,100                 999,100
Gannett Co., 5.40%, October 5, 1999                                         500,000              499,475                 499,475
Hewlett- Packard Co., 5.35%, October 5, 1999                                500,000              499,108                 499,108
Merrill Lynch & Co., Inc. 5.29%, October 5, 1999                          1,119,000            1,116,698               1,116,698
General Electric Cap Corp., 5.31% October 6, 1999                           750,000              745,464                 745,464
General Mills Inc., 5.33%, October 6, 1999                                  773,000              770,597                 770,597
Bell Atlantic Network Funding, 5.33 %, October 7, 1999                      762,000              760,421                 760,421
Nat'l Rural Util Cooperative Fin Corp., 5.30% October 8, 1999             1,000,000              997,644                 997,644
American Express Cr. Corp., 5.35%, October 12, 1999                         400,000              398,455                 398,455
Southern California Edison, 5.35%, October 13, 1999                         600,000              598,038                 598,038
Transamerica Finance Corp., 5.40%, October 19, 1999                         500,000              498,575                 498,575
First Data Corp., 5.35%, November 23, 1999                                1,000,000              991,678                 991,678
                                                                  ------------------    -----------------     -------------------

TOTAL CASH EQUIVALENTS                                                   15,833,000           15,794,604              15,794,604

CASH                                                                      3,110,986            3,110,986               3,110,986
                                                                  ------------------    -----------------     -------------------

TOTAL CASH AND CASH EQUIVALENTS                                         $18,943,986          $18,905,590             $18,905,590
                                                                  ------------------    -----------------     -------------------
                                                                  ------------------    -----------------     -------------------





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



                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,1999                       DECEMBER 31,1998
                                                        -------------------------------------     ----------------------------------
                                                                                ESTIMATED                              ESTIMATED
                                                                                  MARKET                                MARKET
                                                                COST              VALUE                COST              VALUE
                                                        ----------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                                   80.3%                                  64.7%
Location                     Description
------------------------------------------------------------------------------------------------------------------------------------
Lisle, IL                    Office Building                  $21,780,609        $13,631,195         $21,634,707        $14,123,742
Atlanta, GA                  Garden Apartments                 15,642,579         15,510,365          15,601,495         15,651,216
Roswell, GA                  Retail Shopping Center            32,393,538         29,061,854          32,272,627         28,649,176
Morristown, NJ               Office Building                   19,439,196         11,520,232          19,409,490         11,596,138
Bolingbrook, IL              Warehouse                          8,948,028          7,000,000           8,948,028          7,000,000
Raleigh, NC                  Garden Apartments                 15,829,305         16,804,623          15,822,682         16,804,570
Nashville, TN                Office Building                    8,509,908         10,312,281           8,448,026         10,152,399
Oakbrook Terrace, IL         Office Complex                    12,945,366         14,200,000          12,945,366         15,750,000
Beaverton, OR                Office Complex                    10,767,945         10,410,992          10,728,618         11,200,000
Salt Lake City, UT           Industrial Building                5,604,330          5,600,050           5,388,134          5,450,000
Aurora, CO                   Industrial Building                9,798,291         10,200,000           9,304,171          9,497,221
Brentwood, TN                Office Complex                     9,569,828          9,500,000           9,541,711          9,500,000
Jacksonville, FL             Garden Apartments                 17,742,712         17,742,712                   0                  0
                                                        ----------------------------------------------------------------------------
                                                             $188,971,635       $171,494,304        $170,045,055       $155,374,462
                                                        ----------------------------------------------------------------------------
                                                        ----------------------------------------------------------------------------


REAL ESTATE PARTNERSHIPS (PERCENT OF NET ASSETS)                                        2.3%
Location                     Description
------------------------------------------------------------------------------------------------------------------------------------
Kansas City, KS; MO          Retail Shopping Center            $4,875,000         $4,875,000
                                                        ------------------  -----------------
                                                        ------------------  -----------------


REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                   13.4%                                   4.8%

------------------------------------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                         $7,579,332         $7,289,676                   -                  -
AMB Property Corp (42,100 shares)                                 933,851            891,994                   -                  -
Alexandria Real Est Equities (30,800 shares)                      874,221            906,675                   -                  -
Apartment Inv & Mgmt Co (16,500 shares)                           672,953            631,125                   -                  -
Cousins Properties (24,800 shares)                                890,459            841,650                   -                  -
Equity Office Properties Trust (32,400 shares)                    901,571            753,300                   -                  -
Equity Residential Property Trust (13,100 shares)                 623,573            555,112                   -                  -
Excel Legacy Corp (299,200 shares)                              1,407,656          1,252,900                   -                  -
Franchise Finance Op Amer (22,000 shares)                         539,613            514,250                   -                  -
General Growth Properties (13,600 shares)                         512,353            428,400                   -                  -
Intrawest Corporation (70,800 shares)                           1,165,560          1,172,625                   -                  -
MeriStar Hotels & Resorts Inc. (192,400 shares)                   722,877            565,175                   -                  -
Mission West Properties (86,200 shares)                           703,269            727,312
Philips International Realty (72,600 shares)                    1,195,379          1,143,450                   -                  -
Prime Hospitality Corp. (112,500 shares)                        1,320,524            900,000                   -                  -
Public Storage (59,600 shares)                                  1,725,705          1,501,175                   -                  -
Reckson Service Industries (32,800 shares)                        398,066            518,650                   -                  -
Reckson Assoc Realty Corp (52,200 shares)                       1,299,227          1,086,413                   -                  -
Starwood Hotels and Resorts (87,200 shares)                     3,027,806          1,945,650                   -                  -
Sun Communities Inc. (16,700 shares)                              606,047            552,144                   -                  -
Sunterra Corporation (12,700 shares)                              178,562            150,813                   -                  -
Vornado Realty Trust (62,900 shares)                            2,364,477          2,044,250                   -                  -
Wellsford Real Properties (40,600 shares)                         440,242            385,700                   -                  -
Sun International Hotels Ltd (30,900 shares)                    1,116,267            737,738                   -                  -
Boardwalk Equities, Inc.  (118,900.shares)                      1,293,013          1,051,854
Meridian REIT Shares (506,894 shares)                                   -                  -          10,000,005         11,554,649
                                                        ----------------------------------------------------------------------------
                                                              $32,492,604        $28,548,030         $10,000,005        $11,554,649
                                                        ----------------------------------------------------------------------------
                                                        ----------------------------------------------------------------------------




                        SEE NOTES TO FINANCIAL STATEMENTS

                        NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1998 Annual Report on Form 10K.

NOTE 2:  COMMITMENT FROM PARTNER

In prior years, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of September 30, 1999, Prudential's equity interest in the Partnership under this commitment was $38.3 million.

On February 2, 1999, Prudential and its partners withdrew $30 million based on the ratio of each Partners' equity in the Partnership. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.


NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 1999 and 1998 management fees incurred by the Partnership were $2,027,470 and $2,121,474 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the nine months ended September 30, 1999 and 1998 were $87,305 and $87,096 respectively, and are classified as administrative expenses in the statements of operations.


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

(a)    LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $20.7 million, a decrease of $52.8 million from $73.5 million at December 31, 1998. The decrease is due primarily to Partners' withdrawals of $30.0 million on February 2, 1999 and the acquisition of two additional real estate investments during September 1999 which required funding amounting to approximately $12.0 million.

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

The Partnership's investment policy allows up to 30% investments in cash and short-term obligations. At September 30, 1999, 10% of the Partnership's assets consisted of cash, cash equivalents and marketable securities. Sources of liquidity include net cash flow from property operations, interest from short term investments, and dividends from Real Estate Investment Trust (REIT) shares. Capital expenditures were approximately $1,100,000 and were of a recurring nature.


(b)    RESULTS OF OPERATIONS

The following is a brief year-to-date and quarterly comparison of the Partnership's results of operations for the periods ended September 30, 1999 and 1998 and an explanation of REIT trading.

SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998

The Partnership's net investment income for the nine months ended September 30, 1999 was $9.5 million, a decrease of $1.5 million from net investment income of $11.0 million for the corresponding period in 1998. The Partnership's net investment income for the quarter ended September 30, 1999 was $3.2 million, a decrease of $0.3 million from net investment income of $3.5 million for the corresponding period in 1998.

Revenue from real estate and improvements for the first nine months of 1999 was $15.7 million, a decrease of $2.7 million or 14.6% from $18.4 million for the corresponding period in 1998. Revenue from real estate and improvements decreased $0.8 million or 13.3% to $5.2 million for the quarter ended September 30, 1999. These decreases were primarily due to the sales of the Partnership's industrial property located in Pomona, CA and an apartment complex located in Farmington Hills, MI during 1998.

On March 30, 1999, the Partnership exchanged 506,894 shares of Meridian REIT for 557,583 shares of ProLogis REIT, fair value of $10,942,566, and cash of $1,013,796 (or total fair value of $11,956,362) as a result of ProLogis' acquisition of Meridian. The exchange resulted in a realized gain of $401,713. Dividend income from real estate investment trusts amounted to $0.8 million for the nine months ended
September 30, 1999, an increase of $0.5 million or 136.1% compared to the corresponding period in 1998. Dividend income from real estate investment trusts increased approximately $185,000 or 110.8% to $352,685 for the quarter ended September 30, 1999. These increases were primarily due to an increase in the amount invested in REIT stocks.

Interest on short-term investments increased approximately $296,000 or 27.2% for the nine months ended September 30, 1999 due primarily to a significantly higher average cash balance during the nine months ended September 30, 1999 compared to the corresponding period last year. Cash and cash equivalents maintained through the third quarter of 1999 averaged approximately $42 million when compared to the third quarter of 1998 when average cash and cash equivalents were approximately $30 million.

Interest on short-term investments decreased approximately $83,000 or 20.0% for the quarter ended September 30, 1999 due primarily to a significantly lower average cash balance during the quarter ended September 30, 1999 compared to the corresponding period last year. Cash and cash equivalents maintained during the third quarter of 1999 averaged approximately $25 million when compared to the third quarter of 1998 when average cash and cash equivalents were approximately $33 million.

Administrative expenses decreased $206,683 or 12.3% during the nine months ended September 30, 1999. Administrative expenses decreased approximately $231,000 or 35% during the quarter ended September 30, 1999. These decreases were primarily due to the sales of the Partnership's industrial property located in Pomona, CA and an apartment complex located in Farmington Hills, MI during 1998.

Operating expenses decreased $154,637 or 13.8% when compared to the third quarter of 1998 mainly as a result of the sales of the apartment complex and the industrial property discussed previously, coupled with a decrease in operating expenses for the office property located in Lisle, IL as the result of a decrease in occupancy from 96% to 88% when comparing the third quarter of 1998 to the corresponding quarter in 1999.

The following is a year-to-date and quarterly comparison of the Partnership's property results of operations and realized and unrealized gains or losses, by investment type.

                                           NINE MONTHS ENDED SEPTEMBER 30,        QUARTER ENDED SEPTEMBER 30,
                                               1999              1998                1999              1998
                                         ----------------  ----------------    ----------------  ----------------
NET INVESTMENT INCOME:

Office properties                             $5,404,103        $4,658,139          $1,654,448        $1,426,913
Apartment complexes                            1,617,646         3,107,990             701,052         1,063,459
Retail property                                2,067,724         2,233,808             692,468           752,178
Industrial properties                            480,812         1,590,346             324,431           543,415
Dividend income from real
  estate investment trust                        789,754           334,550             352,685           167,275
Other (including interest income,
  investment mgt fee, etc.)                     (844,705)         (876,482)           (514,986)         (482,974)
                                         ----------------  ----------------    ----------------  ----------------

    Total Net Investment Income               $9,515,334       $11,048,351          $3,210,098        $3,470,266
                                         ----------------  ----------------    ----------------  ----------------
                                         ----------------  ----------------    ----------------  ----------------

                                           NINE MONTHS ENDED SEPTEMBER 30,        QUARTER ENDED SEPTEMBER 30,
                                               1999              1998                1999              1998
                                         ----------------  ----------------    ----------------  ----------------
UNREALIZED GAIN(LOSS)
  ON INVESTMENTS:

Office properties                            ($3,052,513)       $2,155,239            $867,563         ($506,998)
Apartment complexes                             (188,505)        1,916,826            (614,430)        1,575,564
Retail property                                  291,767        (1,395,791)            (39,973)          275,142
Industrial properties                            142,513           588,719             347,963           921,193
Real estate investment trust                  (3,418,545)       (1,645,226)         (3,301,724)         (430,226)

REALIZED GAIN(LOSS) ON INVESTMENTS

Industrial properties                             43,641            91,538                 -              91,538
Real estate investment trust                     (36,085)              -              (103,744)              -
                                         ----------------  ----------------    ----------------  ----------------
                                             ($6,217,727)       $1,711,305         ($2,844,345)       $1,926,213
                                         ----------------  ----------------    ----------------  ----------------
                                         ----------------  ----------------    ----------------  ----------------



OFFICE PROPERTIES

Net investment income from property operations for the office sector increased approximately $746,000 or 16% for the nine months ended September 30, 1999 when compared to the corresponding period in 1998. This increase in net investment income was primarily due to higher revenue levels experienced by the Oakbrook, IL office complex as the result of a lease termination fee received from one of the tenants, coupled with higher overall occupancy levels during 1999 at the Lisle, IL office complex.

Net investment income from property operations for the office sector increased approximately $228,000 or 16% during the third quarter of 1999 when compared to the corresponding period in 1998. The increase in net investment income was primarily due to higher revenue levels and lower expense levels experienced by the Lisle, IL office complex, coupled with an increase in occupancy level experienced by the Morristown, NJ office complex.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $3.1 million during the first nine months of 1999 compared to a net unrealized gain of $2.2 million in the corresponding period in 1998. The largest share of this net unrealized loss or 51% was primarily due to the office property located in Oakbrook Terrace, IL. This $1.6 million value decrease was due to costs associated with re-leasing the facility and downtime resulting from the upcoming vacating of the property by the two tenants who currently occupy the entire facility. The Beaverton, OR office property also experienced a net unrealized loss of approximately $0.8 million. This decline in value was due to a change in discounted cash flow assumptions resulting from the large amount of Class "A" space under construction in the local market. In addition, a lower renewal probability in determining the valuation of the property was utilized for Nike, a major tenant. The Lisle, IL office property also experienced a net unrealized loss of approximately $0.6 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

The office properties experienced a net unrealized gain of approximately $0.9 million during the third quarter of 1999 compared to a net unrealized loss of $0.5 million in the corresponding period in 1998. The gain was primarily the result of the Oakbrook Terrace, IL property experiencing a $0.7 million net unrealized gain as a result of increased market rent levels at the property.

Occupancy at the Beaverton, OR and Oakbrook Terrace, IL properties remained unchanged from September 30, 1998 at 100%. Occupancy at the Morristown, NJ property increased from 87% at September 30, 1998 to 97% at September 30, 1999 while occupancy at the Lisle, IL office property decreased from 96% at September 30, 1998 to 88% at September 30, 1999. Occupancy at the Brentwood, TN properties decreased from 100% at September 30, 1998 to 95% at September 30, 1999. As of September 30, 1999 all vacant spaces were being marketed.


APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $1,617,646 for the first nine months of 1999, a decrease of $1,490,344 or 48% compared with the corresponding period in 1998. Net investment income from property operations for the apartment complexes was $701,052 for the third quarter of 1999, a decrease of $362,407 or 34.1% compared with the corresponding period in 1998. These decreases were primarily due to the sale of the apartment complex located in Farmington Hills, MI on October 8, 1998.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $188,505 and a net unrealized gain of $1,916,826 for the nine months ended September 30, 1999 and 1998 respectively. The net unrealized gain experienced in 1998 was primarily due to the increased value of the Farmington Hill, MI apartment complex which was subsequently sold on October 8, 1998. The market value on this property was adjusted upward to reflect market data based on offers received for the property in 1998.

The apartments experienced a net unrealized loss of $614,430 and a net unrealized gain of $1,575,564 for the quarters ended September 30, 1999 and 1998 respectively. The majority of the unrealized loss in 1999 was experienced by the property located in Atlanta, GA, which decreased as a result of the final real estate tax bill received on the property which was approximately $80,000 higher for the year than was originally anticipated. This unexpected increase in real estate taxes affects the property's current and future cash flow and resulted in a decrease in market value of approximately $600,000. The majority of the unrealized gain in 1998 was attributable to the Farmington Hill, MI apartment complex for the reasons discussed above.

On September 17, 1999, the Partnership invested in an apartment complex located in Jacksonville, FL, This joint venture investment required the Partnership to contribute $7.2 million and the partner to contribute $0.4 million. There is $10.2 million in debt on this garden apartment complex.

The occupancy at the Atlanta, GA complex remained unchanged from September 30, 1998 at 98%. Occupancy at the apartment complex in Raleigh, NC decreased from 97% at September 30, 1998 to 96% at September 30, 1999. Occupancy at the Jacksonville, FL apartment complex was 93% at September 30, 1999. As of September 30, 1999, all vacant spaces were being marketed.


RETAIL PROPERTY

Net investment income for the first nine months of 1999 for the Partnership's retail property located in Roswell, GA was $2,067,724, a decrease of $166,084 or 7.4% from $2,233,808 for the nine months ended September 30, 1998 due primarily to higher expense levels at the shopping center. Net investment income for the third quarter of 1999 was $692,468, a decrease of $59,710 or 7.9% when compared to the corresponding period in 1998.

The retail property experienced a net unrealized gain of $291,767 and a net unrealized loss of $1,395,791 for the first nine months of 1999 and 1998, respectively. The increase in value for 1999 was attributable to an adjustment in cash flow assumptions which resulted when the market re-stabilized after a competing retail property had been built in the same general vicinity. The complex is currently being marketed for sale.

The retail property experienced a net unrealized loss of $39,973 and a net unrealized gain of $275,142 for the third quarter of 1999 and 1998, respectively. The net unrealized loss for the third quarter of 1999 was attributable to capital expenditures on the property that were not reflected as an increase in market value.

On September 30, 1999, the Partnership invested in a retail portfolio located in Kansas City, MO and Kansas City, KS. This joint venture investment required the Partnership to contribute $4.9 million to the investment and the partner to contribute $1.6 million. There is $21.0 million in debt on this retail portfolio.

Occupancy at the shopping center located in Roswell, GA decreased from 99% at September 30, 1998 to 98% at September 30, 1999. The retail portfolio located in Kansas City, MO and Kansas City, KS had an average occupancy of 88% at September 30, 1999. As of September 30, 1999, all vacant spaces were being marketed.


INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased from $1,590,346 for the nine months ended September 30, 1998 to $480,812 for the corresponding period in 1999. Net investment income from property operations for the industrial properties decreased from $543,415 for the quarter ended September 30, 1998 to $324,431 for the corresponding period in 1999. The majority of these decreases was a result of the sale of Pomona Industrial Park, including the land.

The three industrial properties owned by the Partnership experienced a net unrealized gain of approximately $143,000 and $793,000 for the nine months ended September 30, 1999 and 1998, respectively. The properties experienced a net unrealized gain of approximately $348,000 and $921,000 for the quarters ended September 30, 1999 and 1998, respectively. The majority of the increases for 1999 was attributable to the Aurora, CO industrial property due to improved market conditions as evidenced by higher market rental rates and the faster absorption of vacant space. The majority of the increases for 1998 was attributable to the industrial property located in Pomona, CA, which was later sold on December 17, 1998, and the industrial property located in Aurora, CO.

The occupancy at the Bolingbrook, IL property was 100% at September 30, 1999 and 1998. The occupancy at the Salt Lake City, Utah property increased to 34% at September 30, 1999 from 0% at September 30, 1998. The Aurora, CO property's occupancy rate increased from 27% at September 30, 1998 to 67% at September 30, 1999. As of September 30, 1999, all vacant spaces were being marketed.


REAL ESTATE INVESTMENT TRUSTS

During the first nine months of 1999, the Partnership recognized a realized gain of $401,713 from the exchange of 506,894 shares of Meridian REIT for 557,583 shares of REIT which was offset by a realized loss of $437,798 primarily as a result of the sale of 171,375 ProLogis REIT shares and various investments in REIT stocks.

The Partnership recognized a net realized loss from real estate investment trusts of $103,744 for the third quarter of 1999 primarily as a result of the sale of various investments in REIT stocks.

Management continued applying a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired. The application of the 3% discount was discontinued on June 30, 1999 because this restriction no longer applied.

OTHER

Other net investment income increased $31,777 or 3.6% during the nine months ended September 30, 1999 when compared to the corresponding period last year. Other net investment income decreased $32,012 of 6.6% during the quarter ended September 30, 1999 when compared to the corresponding quarter last year. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities.


(c)    THE YEAR 2000 ISSUE

Prudential has addressed the Year 2000 issue on an enterprise-wide basis; therefore, it is not possible to differentiate the Partnership's Year 2000 issue from that of Prudential. Refer to management's discussion of the Year 2000 issue in the December 31, 1998 Form 10-K for the steps taken by Prudential to mitigate the Year 2000 risks.

The Business Application, Infrastructure and Business Partner components of Prudential's Year 2000 project are complete. Prudential believes that it is well positioned to lessen the impact of the Year 2000 problem. However, given the nature of this issue, it cannot be certain of Year 2000 readiness of third parties. As a result, we are unable to determine at this time whether the consequences of Year 2000 failures may have a materially adverse affect on the results of Prudential's operations, liquidity or financial condition. Prudential will continue to review and test its contingency plans in an effort to reduce the level of uncertainty about the effect of the Year 2000 issue and further mitigate risk. Prudential is establishing a Year 2000
Global Control Center ("GCC") to monitor Year 2000 activity during the rollover weekend to the Year 2000 and thereafter. The GCC will receive status information from our applications, facilities, communication centers and business partners and serve as a central location to manage Year 2000 issues. Prudential believes that, with the completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

Prudential has investment securities that are both publicly traded and privately placed. Prudential is exposed to the risk that issuers of these investments will be adversely affected by Year 2000 issues. Prudential has implemented procedures to assess the impact that Year 2000 issues may have on its investments as part of due diligence for proposed new investments, where appropriate, as well as their ongoing review of certain portfolio holdings. For any recommended actions with respect to particular investments, the Company will consider the disclosed potential impact of Year 2000 on the issuer.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to significant exposure to market rate risk for changes in interest rates because the Partnership's financial instruments consist primarily of short-term fixed rate commercial paper and does not use derivative financial instruments. Further, by policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. At September 30, 1999, 90% of the Partnership's investments were in real estate.

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





                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  in respect of
                               Prudential Variable
                         Contract Real Property Account
                               (Registrant)
                     ---------------------------------------





Date:     November 15, 1999                 By:  /s/ Esther H. Milnes
        ----------------------                   -------------------------------

                                            Esther H. Milnes
                                            President and Director






Date:     November 15, 1999                 By: /s/ Dennis Sullivan
        ----------------------                   -------------------------------

                                            Dennis Sullivan
                                            Vice-President and Deputy Controller