Form 10-K
period 2000-12-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2001-04-02
CIK 846581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

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


                 751 Broad Street, Newark, New Jersey 07102-2992
               (Address of principal executive offices) (Zip Code)

                                 (800) 778-2255
              (Registrant's Telephone Number, including area code)


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              YES X  NO____

                        THE PRUDENTIAL VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (Registrant)

                                      INDEX
                                      -----

Item                                                                                    Page
 No.                                                                                     No.
- ----                                                                                    ----

         Cover Page

         Index                                                                           2

PART I

   1.    Business                                                                        3

   2.    Properties                                                                      4

   3.    Legal Proceedings                                                               4

   4.    Submission of Matters to a Vote of Security Holders                             4

PART II

   5.    Market for the Registrant's Interests and Related Security Holder Matters       5

   6.    Selected Financial Data                                                         5

   7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     6

   7A.   Quantitative and Qualitative Disclosures About Market Risk                     15

   8.    Financial Statements and Supplementary Data                                    15

   9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                     15

PART III

   10.   Directors and Executive Officers of the Registrant                             16

   11.   Executive Compensation                                                         19

   12.   Security Ownership of Certain Beneficial Owners and Management                 19

   13.   Certain Relationships and Related Transactions                                 19

PART IV

   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               20

         Exhibit Index                                                                  20

         Signatures                                                                     22

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

     Office Properties - The Partnership owns office properties in Lisle and Oakbrook Terrace, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 481,000 of which 77% or 373,000 square feet are leased between 1 and 10 years. The Partnership's
     Morristown, New Jersey property, which had approximately 85,000 square feet, was sold on October 26, 2000.

     Apartment Complexes - The Partnership owns apartment complexes in Atlanta, Georgia and Raleigh, North Carolina. There are a total of 490 apartment units available of which 95% or 465 units are leased. Lease terms range from monthly to one year. In addition, on September 17, 1999, the Partnership invested in an apartment complex located in Jacksonville, FL. This joint venture investment has a total of 458 units available of which 416 units or 91% are occupied. Lease terms range from monthly to one year.

     Retail Property - The Partnership owns a shopping center in Roswell, Georgia. The property is located approximately 22 miles north of downtown Atlanta on a 30 acre site. The square footage is approximately 316,000 of which 96% or 304,000 square feet is leased between 1 and 10 years. On September 30, 1999 the Partnership invested in a retail portfolio located in the Kansas City, MO and KS areas. This joint venture investment has approximately 488,000 of net rentable square feet of which 91% or 444,000 square feet is leased between 1 and 20 years.

     Industrial Properties - The Partnership owns warehouses and distribution centers in Bolingbrook, Illinois; Aurora, Colorado; and Salt Lake City, Utah. Total square footage owned is approximately 685,000 of which 72% or 491,000 square feet are leased between 2 and 10 years.

     Investment in Real Estate Trust - The Partnership owned 386,208 shares of ProLogis REIT. ProLogis is a self administered and self-managed equity real estate investment trust engaged in owning, operating, marketing and leasing high quality, industrial distribution facilities throughout North America and Europe, and developing master-planned distribution parks and corporate distribution facilities. The Partnership liquidated its entire investment in ProLogis REIT shares during June 2000. The Partnership also owns investments in various other REIT stocks. The Partnership made an additional investment of $8,000,000 in various other REIT stocks in November 2000.

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


Real Estate Market

Real estate market fundamentals improved in 2000. Much of this improvement came in the first half of 2000, while the economy was growing at an unsustainable 5% growth rate. Demand remains strong and new supply has been kept in check. The uncertainty regarding the broader economy, however, has adversely affected liquidity in the real estate investment market. Investors are positioning their portfolios to weather any near-term volatility by shifting allocations to investments with strong income returns and expected stable near-term cash flows. However, we should all remember that any slowdown in activity is starting from a point where occupancy for most property types is at historically high levels.


Debt Markets

Much of the stability that has characterized the real estate markets over the past two years can be traced to the dynamics of the debt markets. The debt markets play a central role in determining the outlook for real estate values because the debt markets remain the industry's principal source of capital. Real estate debt market fundamentals improved during 2000 despite a moderate increase in interest rates during the first half of the year. Loan to value ratios declined, debt coverage ratios moved up in the third quarter, and commercial mortgage delinquencies remained negligible.


Property Markets

One of the more positive developments in 2000 was the improvement in the property market fundamentals, at least at the national level. At the start of 2000, this seemed an improbable scenario, largely because conditions at this time last year were already healthier than we could remember for some time. But market fundamentals did improve in all sectors--except for retail, where vacancy rose slightly due to continued oversupply. In fact, demand was so strong in select markets, most notably in the cult markets of Boston, New York, San Francisco and Washington, that rents and values spiked to new highs. Conditions softened somewhat in the second half of the year, but overall still remain robust as 2001 begins.

Fundamentals remained stable in the office sector. At the national level, downtown office vacancy rates declined from 8.1% at the beginning of the year to 6.7% as of the third quarter. Nevertheless, there are still many secondary markets with high downtown vacancy rates, and there are signs of loosening among even the most robust markets--in particular, among several of the "cult" markets where marginal demand has been driven largely by tech firms. This loosening is a sign of a return to more sustainable vacancy levels, and does not seem to us a sign of a pending crash.

One of the biggest stories in the office market in 2000 was the recovery of the suburban sector, where a sharp decline in new construction and strong tenant demand helped drive the national suburban office market vacancy rate to its lowest level in over a decade. By the end of the third quarter, suburban office vacancy stood at just under 9%, down from 10.4% at year end in 1999. However, investors remain rightfully cautious about the sector, putting a ceiling on what they will pay relative to replacement cost even though this results in first year cap rates that are in the high 9% range, and often over 10%. This phenomenon has resulted in a widening of the bid-ask spread for suburban office.

The favorite property types among institutional investors continue to be the less cyclical sectors. The short lead-time on warehouse development allows the sector to respond relatively quickly to changing market conditions. Torto Wheaton Research (TWR) estimates that the overall availability rate for industrial space as of third quarter 2000 was 6.6%, down from 7.2% one year prior. The firm projects that industrial availability will begin to climb back to 7.2% by the end of 2001, and then remain relatively stable in the near-term.

The apartment sector remains the favorite of institutional investors. Market fundamentals have improved over the last year, and the longer-term demographic trends bode well for demand. Pricing of these investments, however, has risen. Development, which allows for investment at a price closer to cost, appears to be the optimal way to participate in apartment investments.

Among institutional investors' least favored sectors are hotels and retail. Both property types are notoriously sensitive to economic downturns, which does not bode well heading into uncertain economic times. Looking ahead, retail will remain a challenging property type in which to avoid mistakes. Stress in the economy affects retail real estate when it leads to a shake out in the retail industry. Sears recently announced the closures of some eighty plus stores. Recent failures of such national names as Bradlees and Montgomery Ward suggests that retail may be about to experience one of its periodic waves of restructuring. That these announcements come just as consumer spending seems to be slowing, rather than into a slowdown or recession, underscores how competitive the retailing environment is in the United States.

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

As of December 31, 2000, there were approximately 41,872 contract owners of record investing in the Real Property Account.


Item 6. Selected Financial Data

                                                                               Year Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                    2000              1999              1998             1997              1996
                                                ------------     -------------      ------------     ------------     -------------
RESULTS OF OPERATIONS:

Total Investment Income                         $ 26,387,938     $  24,835,049      $ 27,163,552     $ 24,481,812     $  25,540,638
                                                ============     =============      ============     ============     =============

Net Investment Income                           $ 13,638,117     $  13,279,589      $ 15,833,513     $ 13,789,747     $  15,419,518

Net Realized and Unrealized Gain
(Loss) on Investment in Partnership                4,487,022        (7,217,046)        4,795,111        8,485,232        (4,784,583)
                                                ------------     -------------      ------------     ------------     -------------

Net Increase in Net Assets
 Resulting From Operations                      $ 18,125,139     $   6,062,543      $ 20,628,624     $ 22,274,979     $  10,634,935
                                                ============     =============      ============     ============     =============

FINANCIAL POSITION:

                                                                                   December 31,
                                                -----------------------------------------------------------------------------------
                                                    2000              1999              1998             1997              1996
                                                ------------     -------------      ------------     ------------     -------------
Total Assets                                    $221,512,296     $ 225,142,653      $244,249,272     $222,745,135     $ 204,156,040
                                                ============     =============      ============     ============     =============

Long Term Lease Obligation                      $          0     $           0      $          0     $          0     $   4,072,677
                                                ============     =============      ============     ============     =============

Mortgage Loan Payable                           $ 10,092,355     $  10,184,662      $          0     $          0     $           0
                                                ============     =============      ============     ============     =============

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

(a)      Liquidity and Capital Resources

As of December 31, 2000, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $15.5 million, a decrease of $1.3 million from December 31, 1999. This decrease was due primarily to distributions to Partners of $22 million, coupled with the investment of available cash in real estate assets. Offsetting these cash outflows was $12.9 million in proceeds received from the sale of one of the Partnership's office properties, $8.2 million in proceeds from the sale of the Partnership's entire investment in ProLogis REIT shares, and net cash flow from property operations. Other sources of liquidity include interest from short-term investments and dividends from REIT shares.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash or liquid instruments. At December 31, 2000, 7% of the Partnership's assets consisted of cash, cash equivalents and marketable securities.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $206 million in net assets, the commitment has been automatically reduced to $80 million. As of December 31, 2000, Prudential's equity interest in the Partnership under this commitment, on a cost basis, was $44 million. Prudential does not intend to make contributions during the 2001 fiscal year and will begin to phase out this commitment over the next several years.

As discussed previously, the Partnership made $22 million in distributions to the Partners during 2000 from excess cash. Additional distributions may be made to the Partners during 2001 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During 2000, the Partnership spent approximately $4.2 million in additions to real estate properties. Approximately $1.7 million was associated with the renovation of the apartment complex located in Jacksonville, FL. The remaining $2.2 million balance was primarily associated with capital expenditures in relation to leasing activity at the office properties located in Brentwood, TN, Morristown, NJ and Beaverton, OR.

(b) Results of Operations

The following is a brief discussion of the Partnership's results of operations for the years ended December 31, 2000, 1999, and 1998.

2000 vs. 1999

The following table presents a comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 2000 and December 31, 1999.

                                                                      Twelve Months Ended December 31,
                                                                         2000                  1999
                                                                     ------------          ------------
     Net Investment Income:

     Office properties                                               $  5,356,934          $  7,133,356
     Apartment complexes                                                3,446,245             2,556,743
     Retail property                                                    2,772,438             2,676,387
     Industrial properties                                              1,257,146               894,258
     Equity in income of real estate partnership                          791,596                98,375
     Dividend income from real estate investment trust                  1,744,611             1,221,843
     Other (including interest income, investment mgt fee, etc.)       (1,730,853)           (1,301,373)
                                                                     ------------          ------------
     Total Net Investment Income                                     $ 13,638,117          $ 13,279,589
                                                                     ============          ============

     Unrealized Gain (Loss) on Investments:

     Office properties                                                 (2,434,245)         $ (3,267,264)
     Apartment complexes                                                2,717,915               607,234
     Retail property                                                     (264,300)           (1,770,462)
     Industrial properties                                               (935,721)              209,503
     Interest in properties                                               140,614              (680,870)
     Real estate investment trusts                                      2,618,815            (2,282,044)
                                                                     ------------          ------------
     Realized Gain (Loss) on Investments                                1,843,078            (7,183,903)
                                                                     ============          ============


     Office properties                                                    186,920                  --
     Apartment complexes                                                     --                    --
     Industrial properties                                                   --                  (1,485)
     Interest in properties                                                  --                  45,126
     Real estate investment trust                                       2,457,024               (76,784)
                                                                     ------------          ------------
                                                                        2,643,944               (33,143)
                                                                     ------------          ------------

                                                                     ------------          ------------
     Total Realized and Unrealized Gain
     (Loss) on Investments                                           $  4,487,022          $ (7,217,046)
                                                                     ============          ============

The Partnership's net investment income in 2000 was $13.6 million, an increase of $0.3 million from net investment income of $13.3 million in 1999.

Equity in income of real estate partnership increased $0.7 million, or 704.7%, in 2000 due to the acquisition of an equity investment interest in the retail portfolio located in the Kansas City, MO area. This interest was not acquired until September 30,

1999. Therefore, equity in income of real estate partnerships for the period ended December 31, 1999 represents only three months of activity, while activity for the period ended December 31, 2000 represents a full year of activity.

Dividend income from real estate investment trusts was $1.7 million for the year ended December 31, 2000, an increase of $0.5 million or 42.8% from the corresponding period in 1999. This increase was primarily due to higher amounts invested in real estate investment trusts. Amounts invested in REIT shares averaged approximately $28.6 million during 2000 compared to approximately $22.4 million during 1999.

Interest on short-term investments decreased approximately $0.4 million or 25.0% for the twelve months ended December 31, 2000 due primarily to a significantly lower average cash balance. Cash and cash equivalents during 2000 averaged approximately $16.6 million compared to approximately $32.0 million during 1999.

Operating expenses increased $0.6 million or 15.7% to $4.4 million during the period ended December 31, 2000 when compared to the corresponding period in 1999. This increase was primarily a result of the Partnership's acquisition of a controlling interest in the apartment complex located in Jacksonville, FL.

Interest expense increased $0.6 million, or 404.1%, in 2000 when compared to the corresponding periods in 1999. This increase was due to the Partnership's acquisition on September 30, 1999 of a controlling interest in the apartment complex located in Jacksonville, FL, which was acquired subject to $10.2 million in debt.


Office Properties

Net investment income from property operations for the office sector decreased approximately $1.8 million, or 24.9%, in 2000 when compared to 1999. This decrease was primarily due to lower revenue levels experienced by the Oakbrook Terrace, IL office complex during 2000 as a result of the lease termination fee received during 1999 coupled with a corresponding decrease in occupancy. A 36% decrease in occupancy at one of the Brentwood, TN office properties also contributed to the decrease.

The office properties owned by the Partnership experienced a net unrealized loss of approximately $2.4 million during 2000 compared to a net unrealized loss of $3.3 million in 1999.

During 2000, the Oakbrook Terrace, IL property decreased $1.6 million in value due to a lease termination associated with 45% of the space and weaker market conditions. One of the Brentwood, TN office properties also experienced a net unrealized loss of approximately $0.8 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

Approximately half of the $3.3 million net unrealized loss in 1999 was attributable to the office building located in Oakbrook Terrace, IL, which experienced costs associated with re-leasing and expected vacancy resulting from the lease termination exercised by a tenant. The Beaverton, OR office property also experienced a net unrealized loss of approximately $0.8 million. This decline in value was partially attributable to an anticipated reduction in investor demand for suburban office properties. The Lisle, IL office property also experienced a net unrealized loss of approximately $0.7 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

The Morristown, NJ office property was sold on October 26, 2000 and resulted in a realized gain of approximately $0.2 million.

Occupancy at the Lisle, IL office property increased from 88% at December 31, 1999 to 94% at December 31, 2000. Occupancy at one of the Brentwood, TN office complexes decreased from 95% to 59% from December 31, 1999 to December 31, 2000, while occupancy at the other Brentwood, TN office property remained unchanged at 100%. Occupancy at the Oakbrook Terrace, IL office complex decreased from 100% at December 31, 1999 to 52% at December 31, 2000, while occupancy at the Beaverton, OR office complex decreased from 100% at December 31, 1999 to 95% at December 31, 2000. As of December 31, 2000 all vacant spaces were being marketed.


Apartment Complexes

Net investment income from property operations for the apartment sector was $3.4 million in 2000, an increase of $0.9 million or 34.8% compared with 1999. This increase was primarily due to the acquisition of the controlling interest in the apartment complex located in Jacksonville, FL.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $2.7 million and $0.6 million in 2000 and 1999, respectively. The largest share of the unrealized gain for 2000 or $1.7 million was experienced by the apartment complex located in Atlanta, GA primarily due to increases in rental rates, stabilized occupancy, and lower operating expense estimates. The apartment complex located in Raleigh, NC also experienced a net unrealized gain of $0.2 million due to increases in rental rates.

The net unrealized gain of $0.6 million during 1999 was primarily experienced by the Atlanta, GA apartment complex which increased in value due to improved market conditions which resulted in higher rent levels.

The occupancy at the Atlanta, GA complex remained unchanged at 98% as of December 31, 1999 and December 31, 2000. Occupancy at the apartment complex in Raleigh, NC also remained unchanged at 92% as of December 31, 1999 and December 31, 2000. Occupancy at the Jacksonville, FL apartment complex increased from 89% as of December 31, 1999 to 91% as of December 31, 2000. This increase is largely a result of renovations completed at the project. As of December 31, 2000, all available vacant units were being marketed.


Retail Property

Net investment income for the twelve months ended December 31, 2000 and 1999 for the Partnership's retail property located in Roswell, GA was approximately $2.7 million for both periods.

The retail property experienced a net unrealized loss of $0.3 million and $1.8 million in 2000 and 1999, respectively. The unrealized loss experienced by the property in 2000 was due to lower projected income growth, coupled with capital expenditures which did not increase the market value of the property. The decrease in value in 1999 was attributable to a declining position of the property in the market.

Occupancy at the shopping center located in Roswell, GA decreased from 97% as of December 31, 1999 to 96% as of December 31, 2000. As of December 31, 2000, all vacant space was being marketed.


Industrial Properties

Net investment income from property operations for the industrial properties increased from $0.9 million in 1999 to $1.3 million in 2000. The majority of the increase was a result of increased occupancy throughout 2000 at the property located in Aurora, CO.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.9 million and a net unrealized gain of $0.2 million in 2000 and 1999, respectively. The majority of the decrease for 2000 was attributable to the Aurora, CO industrial property, which had a loss of approximately $0.7 million due to more conservative assumptions regarding rental rates, lease-up time and terminal capitalization rates used by the appraiser. In addition, capital expenditures were incurred at the property which were not reflected as an increase in market value. The industrial property located in Bolingbrook, IL experienced an unrealized loss of $0.4 million in 2000. This loss was due to the expiration of the single tenant lease with no replacement tenant being signed as of yet. A portion of the space was temporarily leased during the fourth quarter of 2000.

The occupancy at the Bolingbrook, IL property decreased from 100% at December 31, 1999 to 45% at December 31, 2000. As of December 31, 2000 the Salt Lake City, Utah was 50% leased with two tenants. However, one tenant for approximately 33% of the space was bankrupt and had moved out of the space by year-end. The Salt Lake City, UT property had an occupancy rate of 34% at December 31, 1999. The Aurora, Co property's occupancy rate remained unchanged at 75% from December 31, 1999 to December 31, 2000. As of December 31, 2000, all vacant spaces were being marketed.


Equity in Income of Real Estate Partnership

On September 30, 1999, the Partnership invested in an equity joint venture of retail centers located in the Kansas City, MO area. During the twelve months ended December 31, 2000, income from this investment amounted to $0.8 million compared to $0.1 million for the corresponding period in 1999. The increase in income was attributable to the Partnership holding the investment for a full year during 2000 as opposed to only three months during 1999. This investment experienced a net unrealized gain in 2000 of $0.1 million. During 1999, the investment experienced a net unrealized loss of $0.7 million, primarily due to capital expenditures on the properties that were not reflected as an increase in market value.

The retail portfolio located in the Kansas City, MO area had an average occupancy of 91% as of December 31, 2000 compared to an average occupancy of 90% as of December 31, 1999. As of December 31, 2000, all vacant spaces were being marketed.

Real Estate Investment Trusts

The Partnership recognized a net realized gain from real estate investment trusts of $2.5 million in 2000 primarily due to the sale of the Partnership's remaining investment in ProLogis REIT shares and sales of other REIT investments.

The Partnership's investment in REIT shares experienced an unrealized gain of $2.6 million and an unrealized loss of $2.3 million for the twelve months ended December 31, 2000 and 1999, respectively. These changes in unrealized gain and loss reflect changes in the market value of REIT shares held by the Partnership.


Other

Other net investment income decreased $0.5 million during 2000 compared to the corresponding period last year. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities. The decrease in 2000 was primarily due to lower interest income on short-term investments primarily as a result of the Partnership maintaining a significantly lower cash balance as noted previously.


1999 vs. 1998

The following table presents a comparison of the Partnership's property results of operations, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 1999 and December 31, 1998.

                                                                     Twelve Months Ended December 31,
                                                                   ------------------------------------
                                                                      1999                    2000
                                                                   --------------          ------------
     Net Investment Income:
     Office properties                                               $  7,133,356          $  7,269,613
     Apartment complexes                                                2,556,743             4,493,384
     Retail property                                                    2,676,387
     Industrial properties                                                894,258             1,325,320
     Equity in income of real estate partnership                           98,375                33,462
     Dividend income from real estate investment trust                  1,221,843               669,100
     Other (including interest income, investment mgt fee, etc.)       (1,301,373              (659,600)
                                                                     ------------          ------------
     Total Net Investment Income                                     $ 13,279,589          $ 15,833,513
                                                                     ------------          ------------

     Unrealized Gain (Loss) on Investments:

     Office properties                                               ($ 3,267,264)         $  3,034,542
     Apartment complexes                                                  607,234               657,012
     Retail property                                                   (1,770,462)           (1,312,296)
     Industrial properties                                                209,503               333,630
     Interest in properties                                              (680,870)                 --
     Real estate investment trusts                                     (2,282,044)             (969,156)
                                                                     ------------          ------------
                                                                       (7,183,903)            1,743,732
                                                                     ------------          ------------


                                                                 Twelve Months Ended December 31,
                                                              --------------------------------------
                                                                 1999                       1998
                                                              -----------                -----------
     Realized Gain (Loss) on Investments
     Apartment complexes                                             --                    1,730,042
     Industrial properties                                         (1,485)                 1,229,799
     Interest in properties                                        45,126                     91,538
     Real estate investment trust                                 (76,784)                      --
                                                              -----------                -----------
                                                                  (33,143)                 3,051,379
                                                              -----------                -----------

     Total Realized and Unrealized (Loss)
     Gain on Investments                                      ($7,217,046)               $ 4,795,111
                                                              -----------                -----------

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


Revenue from real estate and improvements was $21.8 million in 1999, a decrease of $2.8 million, or 11.3%, from $24.6 million in 1998 mainly as a result of the sales of the industrial property and apartment complex discussed previously.

Income from interest in properties increased $64,913, or 194.0%, from $33,462 in 1998 to $98,375 in 1999 primarily as a result of the Partnership investing in a retail portfolio located in Kansas City, KS and Kansas City, MO.

On March 30, 1999, the Partnership converted 506,894 shares of Meridian REIT to 557,583 shares of ProLogis REIT, with a fair value of $10,942,566, and cash of $1,013,796 (or total fair value of $11,956,362) as a result of ProLogis' acquisition of Meridian Industrial Trust. The conversion resulted in a realized gain of $401,713. Dividend income from real estate investment trusts amounted to $1.2 million for the year ended December 31, 1999, an increase of $0.6 million, or 82.6%, compared to the corresponding period in 1998. This increase was primarily due to an increase in the amount invested in REIT stocks.

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

Equity in Income of Real Estate Partnership

On September 30, 1999, the Partnership invested in a retail portfolio located in the Kansas City, MO area. This joint venture investment required the Partnership to contribute $5.1 million to the investment and the partner to contribute $1.7 million. There is $21.0 million in debt on this retail portfolio. During the twelve months ended December 31, 1999, income from interest in this investment amounted to $98,375. This investment experienced a net unrealized loss in 1999 of $0.7 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

The retail portfolio located in Kansas City, MO and Kansas City, KS had an average occupancy of 90% at December 31, 1999. As of December 31, 1999, all vacant spaces were being marketed.

Real Estate Investment Trusts

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

(c)  Per Share Information

Following is an analysis of the Partnership's net investment income and net realized and unrealized gain (loss) on investments, presented on a per share basis:

                                                                                 01/01/2000         01/01/1999       01/01/1998
                                                                                     to                 to               to
                                                                                 12/31/2000         12/31/1999       12/31/1998
                                                                                ------------       ------------     ------------

     Revenue from real estate and improvements                                    $     2.49       $     2.16       $     2.07
     Equity in income of real estate partnership                                  $     0.09       $     0.01       $     0.00*
     Dividend income from real estate investment trusts                           $     0.19       $     0.12       $     0.06
     Interest on short-term investments                                           $     0.14       $     0.17       $     0.16
                                                                                  ----------       ----------       ----------
     TOTAL INVESTMENT INCOME                                                      $     2.91       $     2.46       $     2.29
                                                                                  ----------       ----------       ----------
     Investment management fee                                                    $     0.30       $     0.27       $     0.25
     Real estate taxes                                                            $     0.28       $     0.26       $     0.20
     Administrative expense                                                       $     0.27       $     0.22       $     0.17
     Operating expense                                                            $     0.48       $     0.38       $     0.34
     Interest expense                                                             $     0.08       $     0.02       $     0.00
     Minority interest in consolidated partnership                                $     0.00*      $     0.00*      $     0.00
                                                                                  ----------       ----------       ----------
     TOTAL INVESTMENT EXPENSES                                                    $     1.41       $     1.15       $     0.96
                                                                                  ----------       ----------       ----------
     NET INVESTMENT INCOME                                                        $     1.50       $     1.31       $     1.33
                                                                                  ----------       ----------       ----------

     Net realized gain (loss) on real estate
     investments sold  or converted                                               $     0.29       $    (0.00)*     $     0.26
                                                                                                   ----------       ----------
     Change in unrealized gain (loss) on real estate investments                  $     0.25       $    (0.72)      $     0.15

     Minority interest in unrealized gain (loss) on investments                   $    (0.05)      $    (0.00)*     $     0.00
                                                                                  ----------       ----------       ----------

     Net unrealized gain (loss) on real estate investments                        $     0.20       $    (0.72)      $     0.15
                                                                                  ----------       ----------       ----------


     NET REALIZED AND UNREALIZED GAIN (LOSS) ON                                   $     0.49       $    (0.72)      $     0.41
     INVESTMENTS                                                                  ==========       ==========       ==========

     Net change in share value                                                    $     1.88       $     0.59       $     1.74
     Share value at beginning of period                                           $    20.86       $    20.27       $    18.53
                                                                                  ----------       ----------       ----------
     Share value at end of period                                                 $    22.74       $    20.86       $    20.27
                                                                                  ==========       ==========       ==========
     Ratio of expenses to average net assets                                            6.07%            5.33%            4.99%
     Ratio of net investment income to average net assets                               6.49%            6.12%            6.97%
     Number of shares outstanding at end of period (000's)                             9,076           10,079           11,848



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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 12% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at December 31, 2000:


                                                 Estimated
                                                Market Value       Average
                                   Maturity    (in $ millions)   Interest Rate
                                   --------    ---------------   -------------
Cash equivalents                  0-3 months        $8.9            6.55%
Short-term investments           3-12 months        $4.9            6.57%


The table below discloses the Partnership's variable rate debt as of December 31, 2000. The interest rate on the debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of December 31, 2000 was 7.915%.

December 31, 2000
- --------------------------------------------------------------------------------------------------
Debt (in $ thousands),                                                                  Estimated
including current portion    2001    2002    2003    2004    2005   Thereafter   Total  Fair Value
- --------------------------------------------------------------------------------------------------
Variable Rate                 $83     $90     $98    $104    $114     $9,603    $10,092   $10,092
- --------------------------------------------------------------------------------------------------

While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Partnership which adversely affect its operating results and liquidity.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                    DIRECTORS

FRANKLIN E. AGNEW--Director since 1994 (current term expires April, 2006). Member, Committee on Finance & Dividends; Member, Corporate Governance Committee. Business consultant since 1987. Chief Financial Officer, H.J. Heinz from 1971 to 1986. Mr. Agnew is also a director of Bausch & Lomb, Inc. Age 66.
Address: 600 Grant Street, Suite 660, Pittsburgh, PA 15219.

FREDERIC K. BECKER--Director since 1994 (current term expires April, 2005). Member, Auditing Committee; Member, Corporate Governance Committee. President, Wilentz Goldman & Spitzer, P.A. (law firm) since 1989, with firm since 1960. Age
65. Address: 90 Woodbridge Center Drive, Woodbridge, NJ 07095.

GILBERT F. CASELLAS--Director since 1998 (current term expires April, 2003). Member, Compensation Committee. President and Chief Executive Officer, Q-Linx Inc. since 2001. President and Chief Operating Officer, The Swarthmore Group, Inc. from 1999-2000. Partner, McConnell Valdes, LLP in 1998. Chairman, U.S. Equal Employment Opportunity Commission from 1994 to 1998. Age 48. Address: 1025 Connecticut Avenue, N.W., Suite 1012, Washington, D.C. 20036.

JAMES G. CULLEN--Director since 1994 (current term expires April, 2001). Member, Compensation Committee; Member, Committee on Business Ethics. Retired since 2000. President & Chief Operating Officer, Telecom Group, Bell Atlantic Corporation, from 1998-2000. President & Chief Executive Officer, Telecom Group, Bell Atlantic Corporation, from 1997 to 1998. Vice Chairman, Bell Atlantic Corporation from 1995 to 1997. President, Bell Atlantic Corporation from 1993 to 1995. Mr. Cullen is also a director of Agilient Technologies, Inc., Quantum Bridge Communications and Johnson & Johnson. Age 58. Address: 751 Broad Street, 21st Floor, Newark, NJ 07102-3777.

CAROLYNE K. DAVIS--Director since 1989 (current term expires April, 2001). Member, Committee on Business Ethics; Member, Compensation Committee. Independent Health Care Advisor since 1997. Health Care Advisor, Ernst & Young, LLP from 1985 to 1997. Dr. Davis is also a director of Beckman Coulter Instruments, Inc., Minimed Incorporated, Science Applications International Corporation, and Beverley Enterprises. Age 69. Address: 751 Broad Street, 21st Floor, Newark, NJ 07102-3777.

ALLAN D. GILMOUR--Director since 1995 (current term expires April, 2003). Member, Investment Committee; Member, Committee on Finance & Dividends. Retired since 1995. Vice Chairman, Ford Motor Company, from 1993 to 1995. Mr. Gilmour originally joined Ford in 1960. Mr. Gilmour is also a director of Whirlpool Corporation, The Dow Chemical Company and DTE Energy Company. Age 66. Address:
751 Broad Street, 21st Floor, Newark, NJ 07102-3777.

WILLIAM H. GRAY III--Director since 1991 (current term expires April, 2004). Chairman, Committees on Nominations & Corporate Governance. Member, Executive Committee; Member, Committee on Business Ethics. President and Chief Executive Officer, The College Fund/UNCF since 1991. Mr. Gray served in Congress from 1979 to 1991. Mr. Gray is also a director of Chase Manhattan Bank, JP Morgan Chase & Co., Municipal Bond Investors Assurance Corporation, Rockwell International
Corporation, Dell Computer Corporation, Pfizer, Inc., Viacom, Inc., Visteon Corporation, Electronic Data Systems, and Ezgov.com, Inc. Age 59. Address: 8260 Willow Oaks Corp. Drive, Fairfax,VA 22031-4511.

JON F. HANSON--Director since 1991 (current term expires April, 2003). Member, Investment Committee; Member, Committee on Finance & Dividend. Chairman, Hampshire Management Company since 1976. Mr. Hanson is also a director of James
E. Hanson Management  Company,  Hampshire  Management Company and CDL, Inc.. Age
64. Address: 235 Moore Street, Suite 200, Hackensack, NJ 07601.

GLEN H. HINER--Director since 1997 (current term expires April, 2001). Member, Compensation Committee. Chairman and Chief Executive Officer, Owens Corning since 1992. Senior Vice President and Group Executive, Plastics Group, General Electric Company from 1983 to 1991. Mr. Hiner is also a director of Dana Corporation, Owens Corning, and Kohler, Co. Age 66. Address: One Owens Corning Parkway, Toledo, OH 43659.

CONSTANCE J. HORNER--Director since 1994 (current term expires April, 2002). Member, Compensation Committee; Member, Committees on Nominations & Corporate Governance. Guest Scholar, The Brookings Institution since 1993. Ms. Horner is also a director of Foster Wheeler Corporation, Ingersoll-Rand Company, and Pfizer, Inc. Age 59. Address: 751 Broad Street, 21st Floor, Newark, NJ 07102-3777.

GAYNOR N. KELLEY--Director since 1997 (current term expires April, 2001). Member, Auditing Committee. Retired since 1996. Chairman and Chief Executive Officer, The Perkin Elmer Corporation from 1990 to 1996. Mr. Kelley is also a director of Hercules Incorporated and Alliant Techsystems. Age 69. Address: 751 Broad Street, 21st Floor, Newark, NJ 07102-3777.

BURTON G. MALKIEL--Director since 1978 (current term expires April, 2002). Chairman, Investment Committee; Member, Executive Committee; Member, Committee on Finance & Dividends. Professor of Economics, Princeton University, since 1988. Professor Malkiel is also a director of Baker Fentress & Company, The Jeffrey Company, NeuVis, Inc. and Vanguard Group, Inc. Age 68. Address:
Princeton University, Department of Economics, 110 Fisher Hall, Prospect Avenue, Princeton, NJ 08544-1021.

ARTHUR F. RYAN--Chairman of the Board, Chief Executive Officer and President of Prudential since 1994. President and Chief Operating Officer, Chase Manhattan Bank from 1990 to 1994, with Chase since 1972. Age 58. Address: 751 Broad Street, Newark, NJ 07102-3777.

IDA F.S. SCHMERTZ--Director since 1997 (current term expires April, 2004). Member, Auditing Committee. Principal, Investment Strategies International since 1994. Age 66. Address: 751 Broad Street, 21st Floor, Newark, NJ 07102-3777.

CHARLES R. SITTER--Director since 1995 (current term expires April, 2003). Member, Committee on Finance & Dividends; Member, Investment Committee. Retired since 1996. President, Exxon Corporation from 1993 to 1996. Mr. Sitter began his career with Exxon in 1957. Age 70. Address: 5959 Las Colinas Boulevard, Irving, TX 75039-2298.

DONALD L. STAHELI--Director since 1995 (current term expires April, 2003). Member, Compensation Committee; Member, Auditing Committee. Retired since 1996. Chairman and Chief Executive Officer, Continental Grain Company from 1994 to 1997. President and Chief Executive Officer, Continental Grain Company from 1988 to 1994. Age 69 Address: 47 East South Temple, #501, Salt Lake City, UT 84150.

RICHARD M. THOMSON--Director since 1976 (current term expires April, 2004). Chairman, Executive Committee; Chairman, Compensation Committee. Retired since 1998. Chairman of the Board, The Toronto-Dominion Bank from 1997 to 1998. Chairman and Chief Executive Officer from 1978 to 1997. Mr. Thomson is also a director of INCO, Limited, S.C. Johnson & Son, Inc., The Thomson Corporation, The Toronto-Dominion Bank, Ontario Power Generation, Inc., Stuart Energy Systems, Inc., Nexen Inc., Canada Pension Plan Investment Board, and TrizecHahn Corporation. Age 67. Address: 11th Floor TD Tower, Toronto Dominion Centre, Toronto, ON, M5K 1A2, Canada.

JAMES A. UNRUH--Director since 1996 (current term expires April, 2004). Member, Committees on Nominations & Corporate Governance; Member, Auditing Committee. Founding Principal, Alerion Capital Group,

LLC since 1998. Chairman and Chief Executive Officer, Unisys Corporation, from 1990 to 1997. Mr. Unruh is also a director of Moss Software, Inc. and Apex Microtechnology Corporation. Age 59. Address: 7600 Double Tree Ranch Road, Suite 240, Scottsdale, AZ 95258.


P. ROY VAGELOS, M.D.--Director since 1989 (current term expires April, 2001). Chairman, Auditing Committee; Member, Executive Committee; Member, Committees on Nominations & Corporate Governance. Chairman, Regeneron Pharmaceuticals since 1995. Chairman, Advanced Medicines, Inc. since 1997. Chairman, Chief Executive Officer and President, Merck & Co., Inc. from 1986 to 1995. Dr. Vagelos originally joined Merck in 1975. Dr. Vagelos is also a director of Advanced Medicine, Inc. and Regeneron Pharmaceuticals, Inc. Age 71. Address: One Crossroads Drive, Building A, 3rd Floor, Bedminster, NJ 07921.

STANLEY C. VAN NESS--Director since 1990 (current term expires April, 2002). Chairman, Committee on Business Ethics; Member, Executive Committee; Member, Auditing Committee. Partner, Herbert, Van Ness, Cayci & Goodell (law firm) since 1998. Counselor at Law, Picco Herbert Kennedy (law firm) from 1990 to 1998. Mr. Van Ness is also a director of Jersey Central Power & Light Company. Age 67.
Address: 22 Chambers Street, Princeton, NJ 08542.

PAUL A. VOLCKER--Director since 1988 (current term expires April, 2004). Chairman, Committee on Finance & Dividends; Member, Executive Committee; Member, Committee on Nominations & Corporate Governance. Consultant since 1997. Chairman and Chief Executive Officer, Wolfensohn & Co., Inc. 1995 to 1996. Chairman, James D. Wolfensohn, Inc. 1988 to 1995. Mr. Volcker is also a director of Genosys Technology Management Inc. and as well as a Member of the Board of Overseers of TIAA-CREF. Age 72. Address: 610 Fifth Avenue, Suite 420, New York, NY 10020.


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                               PRINCIPAL OFFICERS

ARTHUR F. RYAN--Chairman of the Board, Chief Executive Officer, and President since 1994; prior to 1994, President and Chief Operating Officer, Chase Manhattan Corporation. Age 58.

MICHELE S. DARLING--Executive Vice President, Corporate Governance, Human Resources and Community Resources since 2000; Executive Vice President, Human Resources from 1997 to 2000; prior to 1997, Executive Vice President, Human Resources, Canadian Imperial Bank of Commerce. Age 46.

ROBERT C. GOLDEN--Executive Vice President, Operations and Systems since 1997; prior to 1997, Executive Vice President, Prudential Securities. Age 54.

MARK B. GRIER--Executive Vice President, Financial Management, Government Affairs and Demutualization since 2000; Executive Vice President, Corporate Governance from 1998 to 2000; Executive Vice President, Financial Management from 1997 to 1998; Chief Financial Officer from 1995 to 1997; prior to 1995, Executive Vice President, Chase Manhattan Corporation. Age 48.

JEAN D. HAMILTON--Executive Vice President, Prudential Institutional since 1998; President, Diversified Group from 1995 to 1998; prior to 1995, President, Prudential Capital Group. Age 53.

RODGER A. LAWSON--Executive Vice President, International Investments & Global Marketing Communications since 1998; Executive Vice President, Marketing and Planning from 1996 to 1998; President and CEO, Van Eck Global, from 1994 to 1996; prior to 1994, President and CEO, Global Private Banking, Bankers Trust Company. Age 54.

KIYOFUMI SAKAGUCHI--Executive Vice President, International Insurance since 1998; President, International Insurance Group from 1995 to 1998; prior to 1995, Chairman and CEO, The Prudential Life Insurance Co., Ltd., Japan. Age 57.

JOHN R. STRANGFELD--Executive Vice President, Global Asset Management and Prudential Securities since 2000; Executive Vice President, Global Asset Management since1998 and Prudential Securities since 2000; Chief Executive Officer, Private Asset Management Group (PAMG) from 1996 to 1998; President, PAMG, from 1994 to 1996; prior to 1994, Senior Managing Director. Age 47.

VIVIAN BANTA--Executive Vice President, Individual Financial Services, US Consumer Group since 2000; Consultant, Individual Financial Services from 1998 to 1999; Consultant, Morgan Stanley from 1997 to 1998; Executive Vice President, Global Investor Service, The Chase Manhattan Bank from 1991 to 1997. Age 50.

RICHARD J.  CARBONE--Senior  Vice  President and Chief  Financial  Officer since
1997;  Controller,   Salomon  Brothers,  from  1995  to  1997;  prior  to  1995,
Controller, Bankers Trust. Age 53.

ANTHONY S. PISZEL--Senior Vice President and Comptroller since 2000; Vice President and Comptroller from 1998 to 2000. Vice President, Enterprise Financial Management from 1997 to 1998; prior to 1997, Chief Financial Officer, Individual Insurance Group. Age 46.

C. EDWARD CHAPLIN--Senior Vice President and Treasurer since 2000; Vice President and Treasurer 1995 to 2000; prior to 1995, Managing Director and Assistant Treasurer. Age 44.

SUSAN J. BLOUNT--Vice President, Corporate Counsel and Secretary since 2000; Vice President and Secretary 1995 to 2000; prior to 1995, Assistant General Counsel. Age 43.


Item 11. Executive Compensation

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Not applicable.


Item 13. Certain Relationships and Related Transactions

See Related Transactions in note 7 of Notes to Financial Statements of the Partnership on page F-24.

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

          Schedule III. Real Estate Owned: Properties
          Schedule III. Real Estate Owned: Interest in Properties

          See the Index to Financial Statements and Supplementary Data on page F-1.

     3.   Documents Incorporated by Reference

          See the following list of exhibits.

     4.   Exhibits

          See the following list of exhibits.

(b)  None.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

     11.  Not applicable.

     12.  Not applicable.

     13.  None.

     18.  None.

     21.  Not applicable.

     22.  Not applicable.

     23.  None.

     24.  Power of Attorney:  F. Agnew,  F.  Becker,  J.  Cullen,  C. Davis,  A.
          Gilmour, W. Gray III, J. Hanson, G. Hiner, C. Horner, G. Kelley, B. Malkiel, A. Ryan, I. Schmertz, C. Sitter, D. Staheli, R. Thomson, J. Unruh, P. Vagelos, S. Van Ness, P. Volcker, incorporated by reference to Post-Effective Amendment No. 10 to Form S-1, Registration No. 33-20083, filed April 9, 1998 on behalf of The Prudential Variable Contract Real Property Account. G. Casellas incorporate by reference to Form S-6, Registration No. 333-64957, filed September 30, 1998 on behalf of The Prudential Variable Appreciable Account. R. Carbone incorporated by reference to Post-Effective Amendment No. 3 to Form N-4, Registration No. 333-23271, filed October 16, 1998 on behalf of The Prudential Discovery Select Group Variable Contract Account. A. Piszel incorporated by reference to Post-Effective Amendment No. 4 to Form N-4, Registration No. 333-23271, filed February 23, 1999 on behalf of The Prudential Discovery Select Group Variable Contract Account.

     27.  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  in respect of
             The Prudential Variable Contract Real Property Account
                                  (Registrant)



Date:  March 30, 2001          By:  /s/
     ----------------------       ---------------------------------------------
                                     William J. Eckert, IV
                                     Vice President and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                                        Date
- ---------                 -----                                        ----

*                         Chairman and Chief Executive Officer   March 30, 2001
- ---------------------
Arthur F. Ryan

*                         Chief Financial Officer                March 30, 2001
- ---------------------
Richard Carbone




                                          *By:  /s/
                                              ---------------------
                                           Thomas C. Castano
                                           (Attorney-in-Fact)

Signature                 Title                                        Date
- ---------                 -----                                        ----

*                         Director                                March 30, 2001
- ---------------------
Franklin E. Agnew

*                         Director                                March 30, 2001
- ---------------------
Frederic K. Becker

*                         Director                                March 30, 2001
- ---------------------
Gilbert F. Casellas

*                         Director                                March 30, 2001
- ---------------------
James G. Cullen

*                         Director                                March 30, 2001
- ---------------------
Carolyne K. Davis

*                         Director                                March 30, 2001
- ---------------------
Allan D. Gilmour

*                         Director                                March 30, 2001
- ---------------------
William H. Gray, III

*                         Director                                March 30, 2001
- ---------------------
Jon F. Hanson

*                         Director                                March 30, 2001
- ---------------------
Glen H. Hiner, Jr.

*                         Director                                March 30, 2001
- ---------------------
Constance J. Horner

*                         Director                                March 30, 2001
- ---------------------
Gaynor N. Kelley

*                         Director                                March 30, 2001
- ---------------------
Burton G. Malkiel


                                          By:  *
                                             --------------------
                                          Thomas C. Castano
                                          (Attorney-in-Fact)

Signature                 Title                                        Date
- ---------                 -----                                        ----

*                         Director                                March 30, 2001
- ---------------------
Ida F. S. Schmertz

*                         Director                                March 30, 2001
- ---------------------
Charles R. Sitter

*                         Director                                March 30, 2001
- ---------------------
Donald L. Staheli

*                         Director                                March 30, 2001
- ---------------------
Richard M. Thomson

*                         Director                                March 30, 2001
- ---------------------
James A. Unruh

*                         Director                                March 30, 2001
- ---------------------
P. Roy Vagelos, M.D.

*                         Director                                March 30, 2001
- ---------------------
Stanley C. Van Ness

*                         Director                                March 30, 2001
- ---------------------
Paul A. Volcker




                                          By:  *
                                             ----------------------
                                          Thomas C. Castano
                                          (Attorney-in-Fact)

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (Registrant)

                                      INDEX

                                                                                    Page
                                                                                    ----
A.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

     Financial Statements:

          Report of Independent Accountants                                          F-2

          Statements of Net Assets - December 31, 2000 and 1999                      F-3

          Statements of Operations - Years Ended December 31, 2000,  1999,  1998     F-3

          Statements  of Changes in Net Assets - Years Ended  December 31, 2000,
          1999, 1998                                                                 F-3

          Notes to Financial Statements                                              F-4

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

     Financial Statements:

          Report of Independent Accountants                                          F-8

          Report of Independent Accountants on Financial Statement Schedules         F-9

          Statements of Assets and Liabilities - December 31, 2000 and 1999         F-10

          Statements  of  Operations - Years Ended  December 31, 2000,  1999 and
          1998                                                                      F-11

          Statements  of Changes in Net Assets - Years Ended  December 31, 2000,
          1999 and 1998                                                             F-12

          Statements  of Cash Flows - Years Ended  December 31,  2000,  1999 and
          1998                                                                      F-13

          Schedule of Investments - December 31, 2000 and 1999                      F-14

          Notes to Financial Statements                                             F-19

     Financial Statement Schedules:

          For the period ended December 31, 2000

          Schedule III - Real Estate Owned: Properties                              F-25

          Schedule III - Real Estate Owned: Interest in Properties                  F-26


All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                        Report of Independent Accountants


To the Contract Owners of
The Prudential Variable Contract Real Property Account and the Board of Directors of The Prudential Insurance Company of America


In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Account at December 31, 2000, and the results of each of their operations and the changes in each of their net assets for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares at December 31, 2000 for The Prudential Variable Contract Real Property Partnership, provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
March 30, 2001

                             FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
December 31, 2000 and 1999
                                                                                     2000            1999
                                                                                -------------   -------------
ASSETS
  Investment in The Prudential Variable Contract
    Real Property Partnership (Note 3)                                          $  84,632,071   $  83,423,562
                                                                                -------------   -------------
  Net Assets                                                                    $  84,632,071   $  83,423,562
                                                                                =============   =============

NET ASSETS, representing:
  Equity of contract owners (Note 4)                                            $  55,428,143   $  55,398,590
  Equity of The Prudential Insurance Company of America (Note 2D)                  29,203,928      28,024,972
                                                                                -------------   -------------
                                                                                $  84,632,071   $  83,423,562
                                                                                =============   =============

STATEMENTS OF OPERATIONS
For the years ended December 31, 2000, 1999 and 1998
                                                                                     2000            1999            1998
                                                                                -------------   -------------   -------------
INVESTMENT INCOME
Net investment income from Partnership operations                               $   5,516,671   $   5,209,408   $   7,324,915
                                                                                -------------   -------------   -------------

EXPENSES
Charges to contract owners for assuming mortality risk and
     expense risk and for administration (Note 5)                                     441,647         470,772         492,841
                                                                                -------------   -------------   -------------
NET INVESTMENT INCOME                                                               5,075,024       4,738,636       6,832,074
                                                                                -------------   -------------   -------------

NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership                    779,624      (2,888,812)        806,156
Realized gain (loss) on sale of investments in Partnership                          1,069,485         (13,002)      1,411,632
                                                                                -------------   -------------   -------------
NET GAIN (LOSS) ON INVESTMENTS                                                      1,849,109      (2,901,814)      2,217,788
                                                                                -------------   -------------   -------------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                                     $   6,924,133   $   1,836,822   $   9,049,862
                                                                                =============   =============   =============

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2000, 1999 and 1998
                                                                                     2000            1999            1998
                                                                                -------------   -------------   -------------
OPERATIONS
Net investment income                                                           $   5,075,024   $   4,738,636   $   6,832,074
Net change in unrealized gain (loss) on investments in Partnership                    779,624      (2,888,812)        806,156
Net realized gain (loss) on sale of investments in Partnership                      1,069,485         (13,002)      1,411,632
                                                                                -------------   -------------   -------------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                                         6,924,133       1,836,822       9,049,862
                                                                                -------------   -------------   -------------

CAPITAL TRANSACTIONS
Net withdrawals by contract owners (Note 7)                                        (4,226,534)     (6,004,411)     (3,853,980)
Net contributions (withdrawals) by The Prudential Insurance Company of America     (1,489,090)    (23,524,817)      4,651,822
                                                                                -------------   -------------   -------------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                              (5,715,624)    (29,529,228)        797,842
                                                                                -------------   -------------   -------------

TOTAL INCREASE (DECREASE) IN NET ASSETS                                             1,208,509     (27,692,406)      9,847,704

NET ASSETS
  Beginning of year                                                                83,423,562     111,115,968     101,268,264
                                                                                -------------   -------------   -------------
  End of year                                                                   $  84,632,071   $  83,423,562   $ 111,115,968
                                                                                =============   =============   =============

                      NOTES TO THE FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                December 31, 2000


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

B.   Investment in Partnership Interest

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At December 31, 2000 and 1999 the Real Property Account's interest in the Partnership was 41.0% or 3,722,415 shares and 39.7% or 3,999,656 shares respectively.

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

Note 3: Investment Information for The Prudential Variable Contract Real Property Partnership

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Accounts' shares held at December 31, 2000 and 1999 were as follows:


                                          December 31, 2000   December 31, 1999
                                          -----------------   -----------------
Number of Shares (rounded):                    3,722,415          3,999,656
Net Asset Value per Share (rounded):              $22.74             $20.86
Cost:                                        $30,948,923        $34,095,895


Note 4: Contract Owner Unit Information

Outstanding contract owner units, unit values and total value of contract owner equity at December 31, 2000 and December 31, 1999 by product, were as follows:

2000:
- ----                                                                                               PVAL
                                                                                                 $100,000+
                                             PDISCO+             VIP              PVAL           face value         TOTAL
                                             -------             ---              ----           ----------         ------
Contract Owner Units Outstanding:            1,549,865        1,369,900        11,181,146        16,345,520
Unit Value:                                 $  1.75676       $  1.75676       $   1.86582       $   1.80091
                                            ----------       ----------       -----------       -----------
Total Contract Owner Equity:                $2,722,742       $2,406,586       $20,862,005       $29,436,810       $55,428,143
                                            ==========       ==========       ===========       ===========       ===========

1999:
- ----                                                                                               PVAL
                                                                                                 $100,000+
                                             PDISCO+             VIP              PVAL           face value         TOTAL
                                             -------             ---              ----           ----------         ------
Contract Owner Units Outstanding:            1,995,047        1,615,727        12,132,067        17,168,176
Unit Value:                                 $  1.63083       $  1.63083       $   1.72201       $   1.66695
                                            ----------       ----------       -----------       -----------
Total Contract Owner Equity:                $3,253,583       $2,634,976       $20,891,540       $28,618,491       $55,398,590
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

D.   Deferred Sales Charge

A deferred sales charge, applicable to PVAL and PVAL $100,000 + face value, is imposed upon surrenders of certain variable life insurance contracts to compensate Prudential for sales and other marketing expenses. The amount of any sales charge will depend on the number of years that have elapsed since the contract was issued. No sales charge will be imposed after the tenth year of the contract. No sales charge will be imposed on death benefits.

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


Note 6: Taxes

Prudential is taxed as a "life insurance company" as defined by the Internal Revenue Code. The results of operations of the Real Property Account form a part of Prudential's consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Real Property Account. As such, no provision for the tax liability has been recorded in these financial statements.


Note 7: Net Withdrawals by Contract Owners

Contract owner activity for the real estate investment option in Prudential's variable insurance and variable annuity products for the years ended December 31, 2000, 1999 and 1998 were as follows:


2000:
- ----
                                                                                         PVAL & PVAL
                                                         PDISCO+            VIP      $100,000+ face value       TOTAL
                                                        ---------        ---------   --------------------    -----------
Contract Owner Net Payments:                            $   5,159        $  19,990        $ 5,269,026        $ 5,294,175
Policy Loans:                                                   0                0         (1,571,876)        (1,571,876)
Policy Loan Repayments and Interest:                            0                0          1,091,619          1,091,619
Surrenders, Withdrawals, and Death Benefits:             (552,602)        (287,552)        (2,902,456)        (3,742,610)
Net Transfers To Other Subaccounts
    or Fixed Rate Option:                                (189,118)        (138,910)        (1,747,680)        (2,075,708)
Administrative and Other Charges:                          (2,200)          (3,126)        (3,216,808)        (3,222,134)
                                                        ---------        ---------        -----------        -----------
Net Withdrawals by Contract Owners                      $(738,761)       $(409,598)       $(3,078,175)       $(4,226,534)
                                                        =========        =========        ===========        ===========

1999:
- ----
                                                                                         PVAL & PVAL
                                                         PDISCO+            VIP      $100,000+ face value       TOTAL
                                                        ---------        ---------   --------------------    -----------
Contract Owner Net Payments:                          $     9,535        $  15,687        $ 4,396,224        $ 4,421,446
Policy Loans:                                                   0                0         (1,809,781)        (1,809,781)
Policy Loan Repayments and Interest:                            0                0          1,465,114          1,465,114
Surrenders, Withdrawals, and Death Benefits:           (1,121,210)        (549,361)        (2,894,300)        (4,564,871)
Net Transfers To Other Subaccounts
    or Fixed Rate Option:                                (304,042)        (103,565)        (1,593,233)        (2,000,840)
Administrative and Other Charges:                           (1000)          (3,837)        (3,510,642)        (3,515,479)
                                                      -----------        ---------        -----------        -----------
Net Withdrawals by Contract Owners                    $(1,416,717)       $(641,076)       $(3,946,618)       $(6,004,411)
                                                      ===========        =========        ===========        ===========

1998:
- ----
                                                                                         PVAL & PVAL
                                                         PDISCO+            VIP      $100,000+ face value       TOTAL
                                                        ---------        ---------   --------------------    -----------
Contract Owner Net Payments:                          $  34,192        $    64,722        $ 7,093,241        $ 7,192,155
Policy Loans:                                                 0                  0         (1,904,723)        (1,904,723)
Policy Loan Repayments and Interest:                          0                  0          1,227,793          1,227,793
Surrenders, Withdrawals, and Death Benefits:           (488,508)        (1,009,902)        (3,536,617)        (5,035,027)
Net Transfers From(To) Other Subaccounts
    or Fixed Rate Option:                               159,601            (12,601)        (1,618,529)        (1,471,529)
Administrative and Other Charges:                           (16)            (3,869)        (3,858,764)        (3,862,649)
                                                      ---------        -----------        -----------        -----------
Net Withdrawals by Contract Owners                    $(294,731)       $  (961,650)       $(2,597,599)       $(3,853,980)
                                                      =========        ===========        ===========        ===========

Note 8:  Unit Activity

Transactions in units for the years ended December 31, 2000, 1999 and 1998 were as follows:

2000:
- ----
                                                                                                                      PVAL $100,000+
                                                                   PDISCO+             VIP               PVAL            face value
                                                                  ---------         ---------            ----            ----------
Contract Owner Contributions:                                       44,707             46,444         10,576,369         5,685,549
Contract Owner Redemptions:                                       (489,889)          (292,270)       (11,527,290)       (6,508,205)

1999:
- ----
                                                                                                                      PVAL $100,000+
                                                                   PDISCO+             VIP               PVAL            face value
                                                                  ---------         ---------            ----            ----------
Contract Owner Contributions:                                       50,450             31,056          1,515,288          1,972,941
Contract Owner Redemptions:                                       (929,192)          (427,232)        (2,599,816)        (3,249,603)

1999:
- ----
                                                                                                                      PVAL $100,000+
                                                                   PDISCO+             VIP               PVAL            face value
                                                                  ---------         ---------            ----            ----------
Contract Owner Contributions:                                      613,206            186,504          2,480,913          3,131,058
Contract Owner Redemptions:                                       (802,674)          (817,519)        (3,103,092)        (4,155,819)


Note 9: Purchases and Sales of Investments

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the year ended December 31, 2000 were as follows:
                  Purchases:  $  0
                  Sales:      $  (6,157,271)

                        Report of Independent Accountants


To the Partners of The Prudential
Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedule of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 28, 2001

                      Report of Independent Accountants on
                         Financial Statement Schedules



To the Partners of The Prudential
Variable Contract Real Property Partnership:


Our audits of the consolidated financial statements referred to in our report dated February 28, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
New York, New York
February 28, 2001

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                                                              December 31, 2000    December 31, 1999
                                                                                              -----------------    -----------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  12/31/2000 -- $173,748,950; 12/31/1999 -- $190,007,568)                               $162,213,095        $171,154,516
  Real estate partnership (cost: 12/31/2000 -- $5,985,783;
   12/31/1999 -- $5,187,126)                                                                        5,445,528           4,506,257
  Real estate investment trusts (cost:  12/31/2000 -- $31,896,908;
   12/31/1999 -- $32,535,158)                                                                      35,224,737          29,727,085
                                                                                                 ------------        ------------
         Total real estate investments                                                            202,883,360         205,387,858

MARKETABLE SECURITIES - At estimated market value
   (cost: 12/31/2000 -- $4,916,327; 12/31/1999 -- $2,805,493)                                       4,916,494        $  2,797,008

CASH AND CASH EQUIVALENTS                                                                          10,543,821          13,972,669

DIVIDEND RECEIVABLE                                                                                   242,341             131,542

OTHER ASSETS (net of allowance for uncollectible
  accounts:  12/31/2000 -- $91,000; 12/31/1999 -- $179,000)                                         2,926,280           2,853,576
                                                                                                 ------------        ------------
         Total assets                                                                             221,512,296         225,142,653
                                                                                                 ------------        ------------

LIABILITIES

MORTGAGE LOAN PAYABLE                                                                              10,092,355          10,184,662

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                               2,517,818           2,967,614

DUE TO AFFILIATES                                                                                     887,434             869,477

OTHER LIABILITIES                                                                                     669,209             525,892

MINORITY INTEREST                                                                                     997,401             372,068
                                                                                                 ------------        ------------
         Total liabilities                                                                         15,164,217          14,919,713
                                                                                                 ------------        ------------

PARTNERS' EQUITY                                                                                  206,348,079         210,222,940
                                                                                                 ------------        ------------

         Total liabilities and partners' equity                                                  $221,512,296        $225,142,653
                                                                                                 ============        ============

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                                       9,075,913          10,078,921
                                                                                                 ============        ============

SHARE VALUE AT END OF PERIOD                                                                     $      22.74        $      20.86
                                                                                                 ============        ============


   The accompanying notes are an integral part of these financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Year Ended December 31,
                                                                             ------------------------------------------------------
                                                                                 2000                 1999                 1998
                                                                             ------------         ------------         ------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                                   $ 22,570,851         $ 21,807,346         $ 24,572,642
 Equity in income of real estate partnership                                      791,596               98,375               33,462
 Dividend Income                                                                1,744,611            1,221,843              669,100
 Interest on short-term investments                                             1,280,880            1,707,485            1,888,348
                                                                             ------------         ------------         ------------

         Total investment income                                               26,387,938           24,835,049           27,163,552
                                                                             ------------         ------------         ------------

EXPENSES:
 Investment management fee                                                      2,705,589            2,730,713            2,900,445
 Real estate taxes                                                              2,498,065            2,616,553            2,406,624
 Administrative                                                                 2,411,390            2,234,949            1,951,235
 Operating                                                                      4,390,001            3,794,081            4,071,735
 Interest                                                                         732,991              145,418                    0
 Minority interest                                                                 11,785               33,746                    0
                                                                             ------------         ------------         ------------

         Total investment expenses                                             12,749,821           11,555,460           11,330,039
                                                                             ------------         ------------         ------------

NET INVESTMENT INCOME                                                          13,638,117           13,279,589           15,833,513
                                                                             ------------         ------------         ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS:
 Net proceeds from real estate investments
   sold                                                                        46,617,017           21,649,562           37,443,762
 Less:  Cost of real estate investments sold                                   55,269,357           19,602,032           37,361,533
           Realization of prior years' unrealized
            (loss) gain on real estate investments sold                       (11,296,284)           2,080,673           (2,969,150)
                                                                             ------------         ------------         ------------

 Net gain (loss) realized on real estate
             investments sold                                                   2,643,944              (33,143)           3,051,379
                                                                                                  ------------         ------------


 Change in unrealized gain (loss) on real estate
  investments                                                                   2,297,429           (7,145,372)           1,743,732
 Minority interest in unrealized gain on investments                             (454,351)             (38,531)                   0
                                                                             ------------         ------------         ------------

 Net unrealized gain (loss) on real estate investments                          1,843,078           (7,183,903)           1,743,732
                                                                             ------------         ------------         ------------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                                                          4,487,022           (7,217,046)           4,795,111
                                                                             ------------         ------------         ------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                             $ 18,125,139         $  6,062,543         $ 20,628,624
                                                                             ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS




                                                                                              Year Ended December 31,
                                                                           --------------------------------------------------------
                                                                                2000                  1999                  1998
                                                                           -------------         -------------         -------------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS:
 Net investment income                                                     $  13,638,117         $  13,279,589         $  15,833,513
 Net gain (loss) realized on real estate
   investments sold                                                            2,643,944               (33,143)            3,051,379
 Net unrealized gain (loss) from real estate
   investments                                                                 1,843,078            (7,183,903)            1,743,732
                                                                           -------------         -------------         -------------

         Net increase in net assets resulting from
           operations                                                         18,125,139             6,062,543            20,628,624
                                                                           -------------         -------------         -------------

NET DECREASE IN NET ASSETS RESULTING
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
  (2000 -- 1,003,008, 1999 -- 1,769,354, and
    1998 -- 0 shares, respectively)                                          (22,000,000)          (36,000,000)                    0
                                                                           -------------         -------------         -------------

         Net decrease in net assets resulting from
          capital transactions                                               (22,000,000)          (36,000,000)                    0
                                                                           -------------         -------------         -------------

NET (DECREASE) INCREASE IN NET ASSETS                                         (3,874,861)          (29,937,457)           20,628,624

NET ASSETS -  Beginning of year                                              210,222,940           240,160,397           219,531,773
                                                                           -------------         -------------         -------------

NET ASSETS -  End of year                                                  $ 206,348,079         $ 210,222,940         $ 240,160,397
                                                                           =============         =============         =============


        The accompanying notes are an integral part of these statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                             ------------------------------------------------------
                                                                                 2000                 1999                 1998
                                                                             ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                         $ 18,125,139         $  6,062,543         $ 20,628,624
Adjustments to reconcile net increase in net assets
   resulting from operations to net cash provided by
   operating activities:
     Net realized and unrealized loss (gain) on
        investments                                                            (4,487,022)           7,217,046           (4,795,111)
     Equity in income of real estate partnership's
        operations in excess of distributions                                    (791,596)             (98,376)                   0
     Minority interest from operating activities                                   11,785               33,746                    0
     Bad debt expense                                                              96,785              124,059               28,264
      Decrease (increase) in:
         Dividend receivable                                                     (110,799)              35,733              (20,276)
         Other assets                                                            (169,489)             645,878           (1,704,926)
      (Decrease) increase in:
         Accounts payable and accrued expenses                                   (449,796)             982,214              143,373
         Due to affiliates                                                         17,957             (729,058)             765,613
         Other liabilities                                                        143,316               20,952              (33,473)
                                                                             ------------         ------------         ------------

  Net cash flows from operating activities                                     12,386,280           14,294,737           15,012,088
                                                                             ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments sold                               46,617,017           10,706,996           37,443,762
  Acquisition of real estate property                                                   0           (7,200,743)                   0
  Acquisition of real estate  partnership                                               0           (5,088,750)                   0
  Acquisition of real estate investment trust                                 (34,157,332)         (31,239,744)                   0
  Improvements and additional costs on prior purchases:
    Additions to real estate property                                          (4,215,157)          (2,516,645)          (5,736,333)
    Additions to real estate partnership                                           (7,060)                   0                    0
  Sale (purchase) of marketable securities, net                                (2,119,486)          12,153,517           (1,021,229)
                                                                             ------------         ------------         ------------

  Net cash flows from investing activities                                      6,117,982          (23,185,369)          30,686,200
                                                                             ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                      (22,000,000)         (36,000,000)                   0
 Principal payments on mortgage loans payable                                     (92,307)             (15,338)                   0
 Distributions to minority interest partners                                            0              (93,425)                   0
 Contributions from minority interest partners                                    159,197              393,216                    0
                                                                             ------------         ------------         ------------

  Net cash flows from financing activities                                    (21,933,110)         (35,715,547)                   0
                                                                             ------------         ------------         ------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                                                  (3,428,848)         (44,606,179)          45,698,288

CASH AND CASH EQUIVALENTS - Beginning of year                                  13,972,669           58,578,848           12,880,560
                                                                             ------------         ------------         ------------

CASH AND CASH EQUIVALENTS - End of year                                      $ 10,543,821         $ 13,972,669         $ 58,578,848
                                                                             ============         ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the year for interest                                     $    732,991         $    145,418         $          0
                                                                             ============         ============         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITY:
  Assumption of Mortgage Loan Payable                                        $          0         $ 10,200,000         $          0
                                                                             ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS


                                                                           December 31, 2000           December 31, 1999
                                                                     ---------------------------  --------------------------
                                                                                      Estimated                   Estimated
                                                                                        Market                      Market
                                                                          Cost          Value         Cost          Value
                                                                     -------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (Percent of Net Assets)                                       78.6%                       81.4%
Location                        Description
- ----------------------------------------------------------------------------------------------------------------------------
Lisle, IL                       Office Building                      $ 22,267,422   $ 14,134,722  $ 22,075,782  $ 13,895,122
Atlanta, GA                     Garden Apartments                      15,667,354     17,800,002    15,646,846    16,104,268
Roswell, GA                     Retail Shopping Center                 32,533,052     26,874,838    32,394,853    27,000,939
Morristown, NJ                  Office Building                                 0              0    20,116,694    12,337,499
Bolingbrook, IL                 Warehouse                               9,012,838      6,664,810     8,948,028     7,000,000
Raleigh, NC                     Garden Apartments                      15,847,460     17,200,000    15,833,928    17,004,623
Brentwood, TN                   Office Building                         9,657,787     10,396,565     8,509,908    10,000,000
Oakbrook Terrace, IL            Office Complex                         13,021,251     12,716,910    12,945,366    14,200,000
Beaverton, OR                   Office Complex                         11,225,040     10,623,809    10,768,811    10,400,866
Salt Lake City, UT              Industrial Building                     5,640,709      5,900,050     5,640,709     5,703,419
Aurora, CO                      Industrial Building                    10,131,358      9,800,714    10,119,072    10,520,780
Brentwood, TN                   Office Complex                          9,609,133      9,600,675     9,606,828     9,537,000
Jacksonville, FL                Garden Apartments                      19,135,546     20,500,000    17,400,743    17,450,000*
                                                                     -------------------------------------------------------
Total Real Estate and Improvements                                   $173,748,950   $162,213,095  $190,007,568  $171,154,516
                                                                     -------------------------------------------------------

REAL ESTATE PARTNERSHIP (Percent of Net Assets)                                             2.6%                        2.1%
Location                        Description
- ----------------------------------------------------------------------------------------------------------------------------

                                                                     -------------------------------------------------------
Kansas City, KS; MO             Retail Shopping Center               $  5,985,783   $  5,445,528  $  5,187,126  $  4,506,257
                                                                     -------------------------------------------------------



* Real estate partnership accounted for by the consolidated method.





   The accompanying notes are an integral part of these financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS



                                                                              December 31, 2000
                                                                         -------------------------
                                                                                         Estimated
                                                                                          Market
                                                                              Cost        Value
                                                                         -------------------------

REAL ESTATE INVESTMENT TRUSTS (Percent of Net Assets)                                         17.1%

- --------------------------------------------------------------------------------------------------
Alexandria Real Est Equities (5,000 shares)                              $   181,188   $   185,938
AMB Property Corporation (30,000 shares)                                     706,770       774,375
AMLI Residential Properties (30,000 shares)                                  706,800       740,625
Apartment Inv & Mgmt Co, Class A (28,900 shares)                           1,218,828     1,443,194
Archstone Communities Trust (25,000 shares)                                  592,188       643,750
Avalonbay Communities Inc (15,000 shares)                                    683,900       751,875
Boston Properties Inc (25,000 shares)                                        995,339     1,087,500
Brandywine Realty Trust (15,000 shares)                                      321,338       310,313
CBL & Associates Prop (30,800 shares)                                        741,988       779,625
Cabot Industrial Trust (40,000 shares)                                       820,726       767,500
Centerpoint Properties Corp. (18,600 shares)                                 632,302       878,850
Cousins Properties (20,000 shares)                                           551,200       558,750
Crescent Real Estate Eqt Co (25,000 Shares)                                  565,563       556,250
Duke - Weeks Realty Corporation (47,000 shares)                            1,070,320     1,157,375
Equity Office Properties Trust (77,400 shares)                             2,215,533     2,525,175
Equity Residential Property Trust  (30,000 shares)                         1,450,732     1,659,375
Essex Property Trust, Inc (15,000 shares)                                    593,700       821,250
First Industrial Realty Trust (25,000 shares)                                781,100       850,000
Franchise Finance Cp Amer (51,300 shares)                                  1,228,281     1,195,931
Gables Residential Trust (25,000 shares)                                     632,750       700,000
General Growth Properties (22,000 shares)                                    714,894       796,125
Highwoods Properties Inc (30,000 shares)                                     758,832       746,250
Host Marriot Corp (105,000 shares)                                         1,114,575     1,358,438
Innkeepers USA Trust (50,000 shares)                                         512,375       553,125
IRT Property (45,000 shares)                                                 406,395       365,625
Kilroy Realty Corp. (30,000 shares)                                          746,886       856,875
Kimco Realty (15,000 shares)                                                 612,612       662,813
Liberty Property LP (35,000 shares)                                          899,563       999,688
Macerich Co (30,000 shares)                                                  670,490       575,625
MeriStar Hospitality Corp (37,500 shares)                                    636,151       738,281
Mission West Properties (88,200 shares)                                      697,122     1,223,775
Parkway Properties Inc (25,000 shares)                                       782,750       742,188
Public Storage Inc (5,000 shares)                                            113,763       121,563
Reckson Assoc Realty Corp. (32,500 shares)                                   805,150       814,531
Regency Realty Corp (25,000 shares)                                          576,600       592,188
Saul Centers Inc (1,700 shares)                                               29,085        31,663
Shurgard Storage Centers (20,000 shares)                                     478,500       488,750
Simon Property Group Inc (45,000 shares)                                   1,032,357     1,080,000
Spieker Properties (27,000 shares)                                         1,197,078     1,353,375
Summit Properties Inc (12,000 shares)                                        292,832       312,000
Vornado Realty Trust (29,800 shares)                                       1,028,569     1,141,713
Washington Reit (40,000 shares)                                              759,220       945,000
Public Storage Inc, Preferred Stock (15,000 shares)                          340,569       337,500
                                                                         -----------   -----------
Total Real Estate Investment Trusts                                      $31,896,908   $35,224,737
                                                                         ===========   ===========


   The accompanying notes are an integral part of these financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                                     December 31, 1999
                                                                                          ---------------------------------

                                                                                                                Estimated
                                                                                                                  Market
                                                                                              Cost                 Value
                                                                                          ---------------------------------

REAL ESTATE INVESTMENT TRUSTS (Percent of Net Assets)                                                                  14.1%

- ---------------------------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                                                    $ 7,579,332           $ 7,434,504
AMB Property Corp (42,100 shares)                                                             933,851               839,369
Alexandria Real Est Equities (30,800 shares)                                                  874,221               979,825
Apartment Inv & Mgmt Co - Class A (16,500 shares)                                             672,953               656,906
Centerpoint Properties Corp (16,200 shares)                                                   544,308               581,175
Cousins Properties (24,800 shares)                                                            890,459               841,650
Equity Office Properties Trust (32,400 shares)                                                901,571               797,850
Equity Residential Property Trust (13,100 shares)                                             623,573               559,206
Excel Legacy Corp (322,300 shares)                                                          1,479,431             1,067,619
Franchise Finance Cp Amer (25,500 shares)                                                     620,027               610,406
General Growth Properties (13,600 shares)                                                     512,353               380,800
Intrawest Corporation (76,100 shares)                                                       1,258,575             1,317,481
MeriStar Hotels & Resorts Inc. (239,100 shares)                                               875,818               851,794
Mission West Properties (116,800 shares)                                                      938,124               905,200
Philips International Realty (63,700 shares)                                                1,052,331             1,047,069
Prime Hospitality Corp. (112,500 shares)                                                    1,320,524               991,406
Public Storage (45,100 shares)                                                              1,269,884             1,023,206
Reckson Service Industries (18,200 shares)                                                    221,041             1,135,225
Reckson Assoc Realty Corp (52,200 shares)                                                   1,299,227             1,070,100
Spieker Properties (12,000 shares)                                                            426,078               437,250
Starwood Hotels and Resorts (87,200 shares)                                                 3,027,806             2,049,200
Sun Communities Inc. (16,700 shares)                                                          606,047               537,531
Vornado Realty Trust (51,800 shares)                                                        1,930,911             1,683,500
Sun International Hotels Ltd (30,900 shares)                                                1,116,266               598,688
Boardwalk Equities, Inc.  (146,800 shares)                                                  1,560,447             1,330,125
                                                                                          ---------------------------------
Total Real Estate Investment Trusts                                                       $32,535,158           $29,727,085
                                                                                          =================================




   The accompanying notes are an integral part of these financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS



                                                                                            December 31, 2000
                                                                      --------------------------------------------------------------
                                                                                                                    Net Estimated
                                                                         Face Amount              Cost              Market Value
                                                                      ------------------    -----------------     ------------------
MARKETABLE SECURITIES (Percent of Net Assets)                                                                            2.4%

Associates First Capital B.V., 6.55%, January 29, 2001                          699,000            687,681           687,681
New Center Asset Trust, 6.52%, January 30, 2001                               1,614,000          1,587,692         1,587,692
Lasalle National Bank, 6.71%, February 1, 2001                                  969,000            968,792           968,959
B-One Australia Ltd., 6.55%, February 13, 2001                                1,700,000          1,672,162         1,672,162
                                                                            -----------        -----------       -----------

Total Marketable Securities                                                 $ 4,982,000        $ 4,916,327       $ 4,916,494
                                                                            ===========        ===========       ===========

CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                                                        5.1%

J.P. Morgan & Co, 6.55%, January 2, 2001                                    $   546,000        $   545,603       $   545,603
Alcoa Inc., 6.55%, January 4, 2001                                              634,000            633,193           633,193
Merrill Lynch & Co., 6.53%, Inc., January 10, 2001                              300,000            299,347           299,347
Bankamerica Corp., 6.55%, January 11, 2001                                      680,000            678,020           678,020
General Motors Acceptance Corp., Inc., 6.60%, January 17, 2001                  600,000            597,910           597,910
Paccar Financial Corp., 6.67%, January 18, 2001                                 661,000            657,693           657,693
General Electric Capital Corp., 6.55%, January 22, 2001                         700,000            691,085           691,085
Countrywide Home Loans, 6.60%, January 25, 2001                                 560,000            556,201           556,201
Duke Energy Corp., 6.50%, January 25, 2001                                      682,000            678,552           678,552
Caterpillar Financial Svcs Corp., 6.50%, January 26, 2001                       625,000            621,727           621,727
Verizon Global Funding Corp., 6.55%, January 26, 2001                           500,000            496,179           496,179
Ciesco L.P., 6.54%, January 30, 2001                                          1,675,000          1,652,178         1,652,178
Eastman Kodak Co., 6.53%, February 9, 2001                                      800,000            787,230           787,230
                                                                            -----------        -----------       -----------

Total Cash Equivalents                                                        8,963,000          8,894,919         8,894,919

Cash                                                                          1,648,902          1,648,902         1,648,902
                                                                            -----------        -----------       -----------

Total Cash and Cash Equivalents                                             $10,611,902        $10,543,821       $10,543,821
                                                                            ===========        ===========       ===========







   The accompanying notes are an integral part of these financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                       December 31, 1999
                                                                           ------------------------------------------
                                                                                                         Net Estimated
                                                                           Face Amount         Cost      Market Value
                                                                           -----------     -----------   ------------
MARKETABLE SECURITIES (Percent of Net Assets)                                                                     1.3%

J.P. Morgan and Co., Inc., 5.96%, March 13, 2000                           $   995,000     $   980,010    $   980,010
Ford Motor Credit Co., 7.50%, April 6, 2000                                    150,000         151,779        150,653
CIT Group Inc., 6.80%, April 17, 2000                                          500,000         503,765        501,487
Associates Corp of North America, 6.71%, June 1, 2000                        1,160,000       1,169,939      1,164,858
                                                                           -----------     -----------    -----------

Total Marketable Securities                                                $ 2,805,000     $ 2,805,493    $ 2,797,008
                                                                           ===========     ===========    ===========

CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                                                 6.6%

Duke Energy Corp., 5.00%, January 3, 2000                                  $   550,000     $   549,771    $   549,771
Bell Atlantic Financial Services, 5.20%, January 7, 2000                       672,000         671,321        671,321
Household Finance Corp, 5.93%, January 18, 2000                                990,000         983,314        983,314
Ford Motor Credit Co., 6.00%, January 21, 2000                                 847,000         840,789        840,789
American Express Cr. Corp., 6.02%, January 26, 2000                            999,000         990,981        990,981
Procter & Gamble Co., 6.00%, January 26, 2000                                  200,000         197,867        197,867
Goldman Sachs Group L.P., 6.43%, January 31, 2000                            1,000,000         991,963        991,963
Countrywide Home Loans, 6.00%, February 3, 2000                                990,000         980,595        980,595
Merrill Lynch & Co., Inc., 5.98%, February 3, 2000                             990,000         980,626        980,626
Unifunding Inc., 6.05%, February 3, 2000                                       900,000         892,135        892,135
Metlife Funding Inc., 5.90%, February 4, 2000                                  841,000         832,730        832,730
General Electric Cap Corp., 5.95%, February 10, 2000                           350,000         346,182        346,182
GTE Funding, Inc., 6.10%, February 10, 2000                                  1,000,000         990,681        990,681
E.I. Du Pont De Nemours & Co. Inc., 6.00%,  February 11, 2000                  250,000         246,667        246,667
General Electric Capital Corp., 5.92% March 1, 2000                            406,000         400,258        400,258
                                                                           -----------     -----------    -----------

Total Cash Equivalents                                                      10,985,000      10,895,880     10,895,880

Cash                                                                         3,076,789       3,076,789      3,076,789
                                                                           -----------     -----------    -----------

Total Cash and Cash Equivalents                                            $14,061,789     $13,972,669    $13,972,669
                                                                           ===========     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                For Years Ended December 31, 2000, 1999 and 1998

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

Shares of the Partnership are held by The Prudential Variable Contract Real Property Account, Pruco Life Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Accounts") and may be purchased and sold at the then current share value of the Partnership's net assets. Share value is calculated by dividing the estimated market value of net assets of the Partnership as determined above by the number of shares outstanding. A contract owner participates in the Partnership through interests in the Real Property Accounts.

Prudential Real Estate Investors ("PREI") is part of the Prudential Global Asset Management unit (`PGAM") and is a division of Prudential Investment Corp. PREI provides investment advisory services to the Partnership's Partners pursuant to the terms of the Advisory Agreement.

Note 2: Summary Of Significant Accounting Policies

     A: Basis of Presentation - The accompanying consolidated financial statements are presented on the accrual basis of accounting. It is the Partnership's policy to consolidate those real estate partnerships in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in the consolidation.

     B: Real Estate Investments - The Partnership's investments in real estate are initially valued at their purchase price. Thereafter, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PGAM's Risk Management Unit is responsible to assure that the valuation process provides objective and accurate market value estimates. American Appraisal Associates (the "Appraisal Management Firm"), an entity not affiliated with Prudential, has been appointed by PGAM to assist the Chief Real Estate Appraiser in maintaining and monitoring the objectivity and accuracy of the appraisal process. The Appraisal Management Firm, under the supervision of the Chief Real Estate Appraiser, approves the selection and scheduling of external appraisals; engages all external appraisers; reviews and provides comments on all external appraisals; prepares all quarterly update appraisals; assists in developing policies and procedures; and assists in the evaluation of the performance and competency of external appraisers, among other responsibilities.

          Effective July 1, 2000, the Chief Real Estate Appraiser retired. During the third and fourth quarters of 2000, the responsibilities of the Chief Real Estate Appraiser were performed by another officer of PGAM, who was advised by an independent real estate valuation consulting firm. The consulting firm performed valuation review services in connection with the valuation management activities/work performed by the Appraisal Management Firm but was not involved in the determination of estimated market value of real estate investments. PGAM hired a new Chief Real Estate Appraiser effective February 12, 2001.

          The purpose of an appraisal is to estimate the market value of real estate as of a specific date. Market value has been defined as the most probable price for which the appraised real estate will sell in a competitive market under all conditions requisite for a fair sale, with the buyer and seller each acting prudently, knowledgeably, and for self interest, and assuming that neither is under undue duress.

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

          As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 2000 and 1999.

     C: Investment in Real Estate Investment Trusts - Shares of real estate investment trusts (REITs) are generally valued at their quoted market price. These values may be adjusted for discounts relating to restrictions, if any, on the future sale of these shares, such as lockout periods or limitations on the number of shares which may be sold in a given time period. Any such discounts are determined by the Chief Real Estate Appraiser. On March 30, 1999, the Partnership converted 506,894 shares of Meridian REIT to 557,583 shares of ProLogis REIT, with a fair value of $10.9 million, and cash of $1.0 million (or total fair value of $11.9 million) as a result of ProLogis' acquisition of Meridian Industrial Trust. Management continued applying a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired. The application of the 3% discount was discontinued on June 30, 1999 because this restriction no longer applied.

     D: Revenue Recognition - Rent from real estate is recognized when billed. Revenue from certain real estate investments is net of all or a portion of related real estate expenses and taxes, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated market value, net income is not reduced by depreciation or amortization expense. Dividend income is accrued at the ex-dividend date.

     E: Equity in Income of Real Estate Partnership - Equity in income from real estate partnership operations represents the Partnership's share of the current year's partnership income as provided for under the terms of the partnership agreements. As is the case with wholly-owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committees of the partnerships.

     F: Mortgage Loan Payable - Mortgage loan payable is stated at the principal amount of the obligation outstanding.

     G: Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, all short-term investments with an original maturity of three months or less are considered to be cash equivalents.

          Cash  of  $79,300  and   $72,861  at  December   31,  2000  and  1999,
          respectively, was maintained by the properties for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities.

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

     J: Management's Use of Estimates in the Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3: Real Estate Partnership

Real estate partnership is valued at the Partnership's equity in net assets as reflected by the partnership's financial statements with properties valued as indicated in Note 2B above. The partnership's financial position at December 31, 2000 and 1999, and results of operations for the years ended December 31, 2000, 1999, and 1998 are summarized as follows:


                                                                        December
                                                               2000                   1999
                                                           -----------              -----------
     Partnership Assets and Liabilities

          Real Estate at estimated market value            $27,080,000              $26,350,000
          Other Assets                                       1,470,801                1,685,059
                                                           -----------              -----------
          Total Assets                                      28,550,801               28,035,059
                                                           -----------              -----------

          Mortgage loans payable                            20,669,422               20,889,792
          Other Liabilities                                    665,365                1,250,146
                                                           -----------              -----------
          Total Liabilities                                 21,334,787               22,139,928
                                                           -----------              -----------
          Net Assets                                       $ 7,216,014              $ 5,895,131
                                                           ===========              ===========
     Partnership Share of Net Assets                       $ 5,445,528              $ 4,506,257
                                                           ===========              ===========

                                                                      Year Ended December 31,
                                                              2000               1999               1998
                                                           ------------------------------------------------

     Partnership Operations
          Rental Revenue                                   $4,223,801         $  926,283         $   33,462
          Real Estate Expenses and Taxes                    3,292,500            795,115                  0
                                                           ----------         ----------         ----------
          Net Investment Income                            $  931,301         $  131,168         $   33,462
                                                           ==========         ==========         ==========

     Partnership's Share of Net Investment Income          $  791,596         $   98,375         $   33,462
                                                           ==========         ==========         ==========

Note 4: Debt

The mortgage loan has a variable interest rate which is adjusted annually. The rate is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The change from year to year may not be more than 2%. At December 31, 2000 and 1999, the rate was 7.915% and 6.845%, respectively.

As of December 31, 2000, the mortgage loan payable was payable as follows:


                    Year Ending December 31,                000's
                    ------------------------ --------------------
                           2001                           $    83
                           2002                                90
                           2003                                98
                           2004                               104
                           2005                               114
                     Thereafter                             9,603
                                                          -------

                          Total                           $10,092
                                                          =======

The mortgage payable is secured by a real estate investment with an estimated market value of $20,500,000.

Based on borrowing rates available to the Partnership at December 31, 2000 for loans with similar terms and average maturities, the carrying value of the Partnership's mortgage on the consolidated partnership approximates its estimated fair value. Different assumptions or changes in future market conditions could significantly affect estimated market value.

Note 5: Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 2001 to 2010. At December 31, 2000, the aggregate future minimum base rental payments under non-cancelable operating leases by year and in the aggregate are as follows:

                    Year Ending December 31,                 000's
                    ------------------------  --------------------
                           2001                           $ 9,189
                           2002                             8,200
                           2003                             5,683
                           2004                             3,923
                           2005                             3,447
                     Thereafter                            11,683
                                                          -------

                          Total                           $42,125
                                                          =======

The above future minimum base rental payments exclude residential lease agreements which accounted for 33% of the Partnership's 2000 annual rental income.

Note 6: Commitment From Partner

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $206 million in net assets, the commitment has been automatically reduced to $80 million. As of December 31, 2000, Prudential's equity interest in the Partnership under this commitment, on a cost basis, was $44 million. Prudential does not intend to make contributions during the 2001 fiscal year and will begin to phase out this commitment over the next several years.


Note 7: Related Party Transactions

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2000, 1999 and 1998 management fees incurred by the Partnership were $2.7 million; $2.7 million; and $2.9 million, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the years ended December 31, 2000, 1999 and 1998 were $116,630; $116,463; and $116,128, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

On June 28, 2000, the Partnership made an $8 million distribution to the Partners. On November 30, 2000, the Partnership made an additional $14 million distribution to the Partners.

During 1999, distributions were made to the Partners of $30 million on February 1, 1999 and $6 million on December 23, 1999.


Note 8: Impact of Recently-Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB delayed the implementation date of FASB No. 133 by one year (January 1, 2001 for the Partnership). FASB No. 133 requires that all derivative instruments including certain embedded derivatives, be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Partnership has determined that, due to its limited use of derivative instruments, the adoption of FASB No.133 will not have a significant effect on the Partnership's financial position at January 1, 2001, nor is it expected to materially impact future results of operations.


Note 9: Subsequent Events

On February 15, 2001, the Partnership purchased a joint venture interest in an apartment portfolio located in Gresham, Oregon for a purchase price of $8.6 million.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                  SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                                DECEMBER 31, 2000
           ----------------------------------------------------------


                                     Intial Costs to the Partnership
                          ---------------------------------------------------
                                                                    Costs
                                                                  Capitalized
                                                   Building &    Subsequent to
     Description         Encumbrances    Land     Improvements    Acquisition
- ----------------------   ------------    ----     ------------    -----------
Properties:

Office Building
Lisle, IL                    None     1,780,000    15,743,881     4,743,541

Garden Apartments
Atlanta, GA                  None     3,631,212    11,168,904    867,238 (b)

Retail Shopping Center
Roswell, GA                  None     9,454,622    21,513,677     1,564,753

Office Building
Morristown, NJ               None     2,868,660    12,958,451     4,646,664

Office/Warehouse
Bolingbrook, IL              None     1,373,199     7,302,518       337,121

Garden Apartments
Raleigh, NC                  None     1,623,146    14,135,553        88,761

Office Building
Brentwood, TN                None     1,797,000     6,588,451     1,272,336

Office Park
Oakbrook Terrace, IL         None     1,313,310    11,316,883       391,058

Office Building
Beaverton, OR                None       816,415     9,897,307       511,318

Industrial Building
Salt Lake City, UT           None       582,457     4,805,676       252,576

Industrial Building
Aurora, CO                   None     1,338,175     7,202,411     1,590,772

Office Complex
Brentwood, TN                None     2,425,000     7,063,755       120,378

                                     ----------   -----------    ----------
                                     29,003,196   129,697,467    16,386,516
                                     ==========   ===========    ==========

                                                                         Gross Amount at Which
                                                                       Carried at Close of Year
                                     ----------------------------------------------------------------------------------------------
                                                    Building &            2000                            Year of         Date
                                       Land        Improvements           Sales     Total (a)(b)(c)     Construction    Acquired
                                       ----        ------------           -----     ---------------     ------------    --------
Office Building
Lisk, IL                             1,780,000      20,487,422                        22,267,422            1985       Apr., 1988

Garden Apartments
Atlanta, GA                          3,631,212      12,036,142                        15,667,354            1987       Apr., 1988

Retail Shopping Center
Roswell, GA                          9,500,725      23,032,328                        32,533,052            1988       Jan., 1989

Office Building
Morristown, NJ                       2,868,660      17,605,115      (20,473,775)              (0)           1981       Aug., 1988

Office/Warehouse
Bolingbrook, IL                      1,373,199       7,639,639                         9,012,838            1989       Feb., 1990

Garden Apartments
Raleigh, NC                          1,623,146      14,224,314                        15,847,460            1995       Jun., 1995

Office Building
Brentwood, TN                        1,797,377       7,860,410                         9,657,787            1982       Oct., 1995

Office Park
Oakbrook Terrace, IL                 1,313,821      11,707,430                        13,021,251            1988       Dec., 1995

Office Building
Beaverton, OR                          844,751      10,380,289                        11,225,040            1995       Dec., 1996

Industrial Building
Salt Lake City, UT                     702,323       4,938,386                         5,640,709            1997       Jul., 1997

Industrial Building
Aurora, CO                           1,415,159       8,716,199                        10,131,358            1997       Sep., 1997

Office Complex
Brentwood, TN                        2,453,117       7,156,016                         9,609,133            1987       Oct., 1997
                                    ----------      -----------     -----------      -----------
                                    29,303,489     145,783,690      (20,473,775)     154,613,404
                                    ==========      ===========     ===========     ============

                                                       2000               1999           1998
                                                  ------------       ------------    -----------
(a)     Balance at beginning of year               172,606,825      170,045,055      201,670,248
             Additions:
              Acquistions                                    0                0                0
              Improvements, etc                      2,480,354        2,561,770        5,827,888
             Deletions:
              Sale                                 (20,473,775)               0      (37,453,081)
                                                  ------------       ------------    -----------
        Balance at end of year                     154,613,404      172,606,825      170,045,055
                                                  ============       ============    ===========

(b)     Net of $1,000,000 settlement received from lawsuit.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                  SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                                DECEMBER 31, 2000
           ----------------------------------------------------------


                                     Intial Costs to the Partnership
                          ---------------------------------------------------
                                                                    Costs
                                                                  Capitalized
                                                   Building &    Subsequent to
     Description         Encumbrances    Land     Improvements    Acquisition
- ----------------------   ------------    ----     ------------    -----------
Interest in Properties:

Garden Apartments
Jacksonville, FL          10,092,355  2,750,000    14,650,743      1,734,803

Retail Shopping Center
Kansas City MO and KS*    15,597,146  5,710,916    15,211,504        660,508


                          ----------  ---------    ----------      ---------
                          25,689,500  8,460,916    29,862,247      2,395,311
                          ==========  =========    ==========      =========


                                                                     Gross Amount at Which
                                                                   Carried at Close of Year
                                 --------------------------------------------------------------------------------------------
                                                Building &            2000                            Year of         Date
                                   Land        Improvements           Sales     Total (a)(b)(c)     Construction    Acquired
                                   ----        ------------           -----     ---------------     ------------    --------
     Description
- ----------------------
Interest in Properties:

Garden Apartments
Jacksonville, FL                  2,750,000       16,385,546                         19,135,546            1973       Sept., 1999

Retail Shopping Center
Kansas City MO and KS*            5,637,699       15,406,191                         21,043,890      Various Ranging  Sept., 1999
                                                                                                     From 1972-1992
                               ------------    -------------       ---------       ------------
                                  8,387,699       31,791,737               0         40,179,436
                               ============    =============       =========       ============



                                                       2000               1999              1998
                                                  ------------      ------------      ----------
(a)     Balance at beginning of year                22,587,869                0                 0
             Additions:
              Acquistions                                    0       38,556,018                 0
              Improvements, etc.                     2,162,457                0                 0
             Deletions:
              Sale                                           0                0                 0
        Encumbrances on Joint Ventures
          accounted for by the equity method           371,003      (15,968,149)                0
                                                  ------------     ------------      ------------
        Balance at end of year                      25,121,329       22,587,869                 0
                                                  ============     ============      ============

* Partnership interest accounted for by the equity method.
