Form 10-Q
period 2002-06-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2002-08-14
CIK 846581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                         OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-20083

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  IN RESPECT OF

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



      NEW JERSEY                                       22-1211670
-------------------------------              -------------------------------
(STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)



                 751 BROAD STREET, NEWARK, NEW JERSEY 07102-2992
                -------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (800) 778-2255
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES    X      NO
                                               ----         -----

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (REGISTRANT)
                                      INDEX

                                                                                                                         PAGE
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

 A.      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                  Statements of Net Assets - June 30, 2002 and December 31, 2001                                          3

                  Statements of Operations - Six and Three Months Ended June 30, 2002 and 2001                            3

                  Statements of Changes in Net Assets - Six and Three Months Ended June 30, 2002 and 2001                 3

                  Notes to the Financial Statements of the Account                                                        4

 B.      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                  Consolidated Statements of Assets and Liabilities - June 30, 2002 and December 31, 2001                 6

                  Consolidated Statements of Operations - Six and Three Months Ended June 30, 2002 and 2001               7

                  Consolidated Statements of Changes in Net Assets - Six and Three Months Ended June 30, 2002
                  and 2001                                                                                                8

                  Consolidated Statements of Cash Flows - Six and Three Months Ended June 30, 2002 and 2001               9

                  Consolidated Schedules of Investments - June 30, 2002 and December 31, 2001                            10

                  Notes to the Financial Statements of the Partnership                                                   13

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                           14

Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                                     23

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                                                             25

Item 6.  Exhibits and Reports on Form 8-K                                                                                25

Signature Page                                                                                                           27

                             FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
June 30, 2002 and December 31, 2001

                                                     JUNE 30, 2002
                                                      (UNAUDITED)       DECEMBER 31, 2001
                                                  -------------------  -------------------
ASSETS
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 2)              $       80,199,885   $       80,845,322
                                                  -------------------  -------------------
Net Assets                                        $       80,199,885   $       80,845,322
                                                  ===================  ===================

NET ASSETS, REPRESENTING:
Equity of contract owners (Note 3)                $       54,094,327   $       55,383,118
Equity of The Prudential
     Insurance Company of America                         26,105,558           25,462,204
                                                  -------------------  -------------------
                                                  $       80,199,885   $       80,845,322
                                                  ===================  ===================

STATEMENTS OF OPERATIONS
For the six and three months ended
     June 30, 2002 and 2001                       1/1/2002-6/30/2002    1/1/2001-6/30/2001  4/1/2002-6/30/2002   4/1/2001-6/30/2001
                                                       (UNAUDITED)          (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                                  -------------------  -------------------  ------------------  ------------------
INVESTMENT INCOME
Net investment income from Partnership operations $        2,307,465   $        2,513,279   $       1,113,692   $       1,313,729
                                                  -------------------  -------------------  ------------------  ------------------

EXPENSES
Charges to contract owners for assuming mortality
     risk and expense risk and for administration            216,986              223,367             110,714             112,574
                                                  -------------------  -------------------  ------------------  ------------------
NET INVESTMENT INCOME                                      2,090,479            2,289,912           1,002,978           1,201,155
                                                  -------------------  -------------------  ------------------  ------------------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss)
     on investments in Partnership                        (2,952,258)           1,330,555          (1,410,737)          1,529,341
Realized gain (loss) on sale of investments
     in Partnership                                             (644)              (6,532)                  0              34,864
                                                  -------------------  -------------------  ------------------  ------------------
NET GAIN (LOSS) ON INVESTMENTS                            (2,952,902)           1,324,023          (1,410,737)          1,564,205
                                                    -----------------    -----------------   -----------------   -----------------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                        $         (862,423)  $        3,613,935   $        (407,759)  $       2,765,360
                                                  ===================  ===================  ==================  ==================

STATEMENTS OF CHANGES IN NET ASSETS
For the six and three months ended
     June 30, 2002 and 2001                        1/1/2002-6/30/2002   1/1/2001-6/30/2001   4/1/2002-6/30/2002  4/1/2001-6/30/2001
                                                        (UNAUDITED)          (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                                  -------------------  -------------------  ------------------  ------------------
OPERATIONS
Net investment income                             $        2,090,479            2,289,912   $       1,002,978           1,201,155
Net change in unrealized gain (loss)
     on investments in Partnership                        (2,952,258)           1,330,555          (1,410,737)          1,529,341
Realized gain (loss) on sale of investments
     in Partnership                                             (644)              (6,532)                  0              34,864
                                                  -------------------  -------------------  ------------------  ------------------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                  (862,423)           3,613,935            (407,759)          2,765,360
                                                  -------------------  -------------------  ------------------  ------------------

CAPITAL TRANSACTIONS
Net withdrawals by contract owners (Note 4)                 (633,992)          (1,277,690)           (345,561)           (726,979)
Net contributions (withdrawals) by The Prudential
     Insurance Company of America                            850,978            1,501,057             456,276             839,553
                                                  -------------------  -------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                        216,986              223,367             110,715             112,574
                                                  -------------------  -------------------  ------------------  ------------------

TOTAL INCREASE (DECREASE) IN NET ASSETS                     (645,437)           3,837,302            (297,044)          2,877,934

NET ASSETS
Beginning of period                                       80,845,322           84,632,071          80,496,929          85,591,439
                                                  -------------------  -------------------  ------------------  ------------------
End of period                                     $       80,199,885   $       88,469,373   $      80,199,885   $      88,469,373
                                                  ===================  ===================  ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                     NOTES TO THE FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 2001 Annual Report on Form 10K.

NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in The Prudential Variable Contract Real Property Partnership (the "Partnership") is based on the Real Property Account's proportionate interest of the Partnership's market value. At June 30, 2002 and December 31, 2001, the Real Property Account's interest in the Partnership was 40.8% or 3,393,522 shares.

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Account's shares held at June 30, 2002 and December 31, 2001 were as follows:

                                            JUNE 30, 2002
                                            (UNAUDITED)       DECEMBER 31, 2001
                                            -----------       -----------------
NUMBER OF SHARES (ROUNDED):                  3,393,522             3,393,522
NET ASSET VALUE PER SHARE (ROUNDED):           $23.63               $23.82

NOTE 3:      CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at June 30, 2002 and December 31, 2001 by product, were as follows:

                                    JUNE 30, 2002
                                      (UNAUDITED)        DECEMBER 31, 2001
                                      -----------        -----------------
PDISCO+                                $2,134,211           $ 2,546,274
VIP                                     2,283,063             2,401,497
PVAL                                   29,035,494            29,495,907
PVAL $100,000+FACE                     20,641,559            20,939,440
                                       ----------           -----------
VALUE

TOTAL                                 $54,094,327         $ 55,383,118
                                      ===========         ============

                      NOTES TO THE FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE 4:    NET WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in The Prudential Insurance Company of America's variable insurance and variable annuity products for the six months ended June 30, 2002 and 2001, were as follows:

                                               JUNE 30,
                                         2002               2001
                                         ----               ----
                                             (UNAUDITED)
PDISCO+/ VIP                          $467,067          $324,709
PVAL/ PVAL $100,000+
  FACE VALUE                           166,926           952,981
                                      --------        ----------

TOTAL                                 $633,993        $1,277,690
                                      ========        ==========

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                JUNE 30, 2002
                                                                                 (UNAUDITED)              DECEMBER 31, 2001
                                                                           -------------------------   -------------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  06/30/2002 -- $213,184,926; 12/31/2001 -- $212,044,159)                     $192,288,023                $197,970,877
  Real estate partnership (cost: 06/30/2002 -- $8,280,846;
   12/31/2001 -- $7,026,540)                                                              7,338,747                   6,712,308
                                                                           -------------------------   -------------------------

         Total real estate investments                                                  199,626,770                 204,683,185

CASH AND CASH EQUIVALENTS                                                                29,229,066                  26,615,645

DIVIDEND RECEIVABLE                                                                               -                      28,455

OTHER ASSETS (net of allowance for uncollectible
  accounts:  06/30/2002 -- $70,500; 12/31/2001 -- $107,000)                               3,164,269                   3,267,367
                                                                           -------------------------   -------------------------

         Total assets                                                                   232,020,105                 234,594,652
                                                                           -------------------------   -------------------------

LIABILITIES

MORTGAGE LOANS PAYABLE                                                                   28,660,424                  28,994,521

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                     2,980,190                   3,469,242

DUE TO AFFILIATES                                                                           894,258                     896,134

OTHER LIABILITIES                                                                           935,273                     972,410

MINORITY INTEREST                                                                         1,981,279                   2,111,709
                                                                           -------------------------   -------------------------

         Total liabilities                                                               35,451,424                  36,444,016
                                                                           -------------------------   -------------------------

PARTNERS' EQUITY                                                                        196,568,681                 198,150,636
                                                                           -------------------------   -------------------------

         Total liabilities and partners' equity                                        $232,020,105                $234,594,652
                                                                           =========================   =========================

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                             8,317,470                   8,317,470
                                                                           =========================   =========================

SHARE VALUE AT END OF PERIOD                                                                 $23.63                      $23.82
                                                                           =========================   =========================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                             -------------------------------  -------------------------------
                                                                  2002             2001             2002             2001
                                                             --------------   --------------  --------------   --------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                     $13,246,936      $11,238,156      $6,704,321       $6,032,932
 Equity in income of real estate partnership                        65,770          389,036         (10,272)         276,841
 Dividend income from real estate investment trusts                      -        1,175,459               -          597,381
 Interest on short-term investments                                226,556          212,242         120,452           63,196
                                                             --------------   --------------   --------------   --------------

         Total investment income                                13,539,262       13,014,893       6,814,501        6,970,350
                                                             --------------   --------------   --------------   --------------

EXPENSES:
 Investment management fee                                       1,244,087        1,344,767         625,850          674,853
 Real estate taxes                                               1,394,145        1,297,049         689,497          695,295
 Administrative                                                  1,606,971        1,240,643         937,380          675,017
 Operating                                                       2,521,919        2,210,109       1,266,011        1,228,286
 Interest expense                                                1,018,066          727,878         527,982          468,349
 Minority interest                                                  98,513           66,625          38,138           25,444
                                                             --------------   --------------   --------------   --------------

         Total investment expenses                               7,883,701        6,887,071       4,084,858        3,767,244
                                                             --------------   --------------   --------------   --------------

NET INVESTMENT INCOME                                            5,655,561        6,127,822       2,729,643        3,203,106
                                                             --------------   --------------   --------------   --------------

REALIZED AND UNREALIZED (LOSS) GAIN ON
  REAL ESTATE INVESTMENTS
 Net proceeds from real estate investments
   sold                                                              6,075        7,166,413               -        5,705,397
 Less:  Cost of real estate investments sold                         7,653        6,962,159               -        5,404,921
           Realization of prior periods' unrealized
            gain on real estate investments sold                         -          220,180               -          313,261
                                                             --------------   --------------   --------------   --------------

 Net realized loss on real estate investments
   sold                                                             (1,578)         (15,926)              -          (12,785)
                                                             --------------   --------------   --------------   --------------


 Change in unrealized (loss) gain on real estate
  investments                                                   (7,451,488)       3,061,603      (3,635,059)       3,680,596
 Less:  Minority interest in unrealized loss on
   investments                                                    (215,550)        (182,534)       (177,366)        (145,997)
                                                             --------------   --------------   --------------   --------------

 Net unrealized (loss) gain on real estate
   investments                                                  (7,235,938)       3,244,137      (3,457,693)       3,826,593
                                                             --------------   --------------   --------------   --------------

NET REALIZED AND UNREALIZED (LOSS)
 GAIN ON REAL ESTATE INVESTMENTS                                (7,237,516)       3,228,211      (3,457,693)       3,813,808
                                                             --------------   --------------   --------------   --------------

NET (DECREASE) INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                     ($1,581,955)      $9,356,033       ($728,050)      $7,016,914
                                                             ==============   ==============   ==============   ==============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                 SIX MONTHS                  SIX MONTHS
                                                                                   ENDED                        ENDED
                                                                                JUNE 30, 2002               JUNE 30, 2001
                                                                           -----------------------    ------------------------
NET (DECREASE) INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                                 $5,655,561                  $6,127,822
 Net realized loss on real estate investments sold                                         (1,578)                    (15,926)
 Net unrealized (loss) gain on real estate investments                                 (7,235,938)                  3,244,137
                                                                           -----------------------    ------------------------

   Net (decrease) increase in net assets resulting from operations                     (1,581,955)                  9,356,033
                                                                           -----------------------    ------------------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (6/30/2002 -- 0 shares; 6/30/2001 -- 0 shares)                                               -                           -
                                                                           -----------------------    ------------------------

    Net decrease in net assets resulting from
    capital transactions                                                                        -                           -
                                                                           -----------------------    ------------------------

NET (DECREASE) INCREASE IN NET ASSETS                                                  (1,581,955)                  9,356,033

NET ASSETS -  Beginning of period                                                     198,150,636                 206,348,079
                                                                           -----------------------    ------------------------

NET ASSETS -  End of period                                                          $196,568,681                $215,704,112
                                                                           =======================    ========================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS                  SIX MONTHS
                                                                                    ENDED                       ENDED
                                                                                JUNE 30, 2002               JUNE 30, 2001
                                                                           ------------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net decrease in net assets resulting from operations                                  ($1,581,955)                 $9,356,033
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss on investments                                         7,237,516                  (3,228,211)
 Equity in income of real estate partnership in excess
   of distributions                                                                        (65,771)                   (389,037)
 Minority interest from operating activities                                                98,513                      66,625
 Bad debt expense                                                                           49,499                      22,874
 Decrease (Increase) in:
    Dividend receivable                                                                     20,802                      (4,303)
    Other assets                                                                            53,599                  (1,093,860)
(Decrease) Increase in:
    Accounts payable and accrued expenses                                                 (489,052)                  1,500,688
    Due to affiliates                                                                       (1,876)                     (7,173)
    Other liabilities                                                                      (37,137)                    902,297
                                                                           ------------------------    ------------------------

         Net cash flows from operating activities                                        5,284,138                   7,125,933
                                                                           ------------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold                                            6,075                   7,166,413
   Acquisition of real estate property                                                           -                 (14,592,520)
   Acquisition of real estate investment trust                                                   -                  (8,584,594)
   Additions to real estate                                                             (1,140,767)                 (1,323,459)
   Additions to real estate partnership                                                 (1,188,535)                          -
   Sale of marketable securities, net                                                            -                   4,916,494
                                                                           ------------------------    ------------------------

         Net cash flows from investing activities                                       (2,323,227)                (12,417,666)
                                                                           ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage loan payable                                              (334,097)                   (154,412)
 Distributions to minority interest partners                                               (25,697)                     (4,791)
 Contributions from minority interest partners                                              12,304                     921,415
                                                                           ------------------------    ------------------------

         Net cash flows from financing activities                                         (347,490)                    762,212
                                                                           ------------------------    ------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  2,613,421                  (4,529,521)

CASH AND CASH EQUIVALENTS - Beginning of period                                         26,615,645                  10,543,821
                                                                           ------------------------    ------------------------

CASH AND CASH EQUIVALENTS - End of period                                              $29,229,066                  $6,014,300
                                                                           ========================    ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the six months for interest                                            $980,363                    $727,878
                                                                           ========================    ========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITY:
  Assumption of mortgage loans payable                                                           -                 $19,339,754
                                                                           ========================    ========================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                          JUNE 30, 2002      (UNAUDITED)            DECEMBER 31, 2001
                                                       -----------------------------------  --------------------------------------
                                                                               ESTIMATED                           ESTIMATED
                                                                                MARKET                               MARKET
                                                             COST                VALUE          COST                  VALUE
                                                       ---------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS - PERCENT OF NET ASSETS                             97.8%                                 99.9%
Location                    Description
----------------------------------------------------------------------------------------------------------------------------------
Lisle, IL                   Office Building              $22,802,236       $14,229,988       $22,561,428          $14,193,539
Atlanta, GA                 Garden Apartments             15,701,608        18,200,002        15,696,606           18,752,139
Roswell, GA                 Retail Shopping Center        32,880,774        25,199,960        32,878,304           26,625,833
Bolingbrook, IL             Warehouse                      9,063,069         5,800,000         9,039,620            5,826,782
Raleigh, NC                 Garden Apartments             15,940,838        16,200,000        15,940,839           16,808,160
Nashville, TN               Office Building               10,014,783         9,237,115         9,977,669           10,629,012
Oakbrook Terrace, IL        Office Complex                13,992,080        13,214,556        14,015,481           14,359,009
Beaverton, OR               Office Complex                11,890,209        11,100,005        11,989,204           10,988,123
Salt Lake City, UT          Industrial Building            6,572,225         5,200,714         6,568,107            5,487,490
Aurora, CO                  Industrial Building           10,238,109        10,500,856        10,131,517            9,900,000
Brentwood, TN               Office Complex                 9,616,850         7,804,827         9,612,024            8,900,790
Jacksonville, FL            Garden Apartments             19,736,920        19,800,000        19,711,225           20,400,000 *
Gresham/Salem, OR           Garden Apartments             18,838,570        18,500,000        18,815,082           19,100,000 *
Hampton, VA                 Retail Shopping Center        15,896,655        17,300,000        15,107,053           16,000,000 *
                                                       ---------------------------------------------------------------------------
                                                        $213,184,926      $192,288,023      $212,044,159         $197,970,877
                                                       ===========================================================================
REAL ESTATE PARTNERSHIP - PERCENT OF NET ASSETS                                   3.7%                                   3.4%
Location                    Description
----------------------------------------------------------------------------------------------------------------------------------
                                                       ---------------------------------------------------------------------------
Kansas City, KS; MO         Retail Shopping Center        $8,280,846        $7,338,747        $7,026,540            $6,712,308
                                                       ===========================================================================

* Real estate partnerships accounted for by the consolidated method.


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                    JUNE 30, 2002               (UNAUDITED)
                                                                 ---------------------------------------------------------------
                                                                                                                NET ESTIMATED
                                                                    FACE AMOUNT               COST              MARKET VALUE
                                                                 -------------------    -----------------     ------------------
CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                                                         14.9%

Federal Home Loan Banks 1.87%, July 1, 2002                             $22,483,000          $22,479,496            $22,479,496
Pitney Bowes Inc. 1.73%, July 8, 2002                                     1,095,000            1,093,211              1,093,211
Dupont EI De Nemours 1.73%, July 10, 2002                                 1,400,000            1,398,520              1,398,520
AIG FDG Inc. 1.72%, July 22, 2002                                         1,400,000            1,397,860              1,397,860
General RE Corp 1.72%, July 22, 2002                                      1,400,000            1,397,926              1,397,926
Ciesco LP 1.77%, July 23, 2002                                            1,400,000            1,397,522              1,397,522

                                                                 -------------------    -----------------     ------------------
TOTAL CASH EQUIVALENTS                                                   29,178,000           29,164,535             29,164,535

CASH                                                                         64,531               64,531                 64,531
                                                                 -------------------    -----------------     ------------------

TOTAL CASH AND CASH EQUIVALENTS                                         $29,242,531          $29,229,066            $29,229,066
                                                                 ===================    =================     ==================


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                   DECEMBER 31, 2001
                                                                 ---------------------------------------------------------------
                                                                                                               NET ESTIMATED
                                                                    FACE AMOUNT              COST               MARKET VALUE
                                                                 ------------------    -----------------     -------------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                         13.4%

Federal Home Loan Mortgage 1.51%, January 2, 2002                      $25,334,000          $25,331,875             $25,331,875


                                                                 ------------------    -----------------     -------------------
TOTAL CASH EQUIVALENTS                                                  25,334,000           25,331,875              25,331,875

CASH                                                                     1,283,770            1,283,770               1,283,770
                                                                 ------------------    -----------------     -------------------

TOTAL CASH AND CASH EQUIVALENTS                                        $26,617,770          $26,615,645             $26,615,645
                                                                 ==================    =================     ===================


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2001 Annual Report on Form 10K.

NOTE 2:  COMMITMENT FROM PARTNER

In 1986, the Prudential Insurance Company of America ("Prudential") committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Prudential Variable Contract Real Property Partnership ("Partnership") under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $197 million in net assets, the commitment has been automatically reduced to $90 million. As of June 30, 2002, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential intends to terminate this commitment at the end of the 2002 fiscal year.

NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2002 and 2001 investment management fees incurred by the Partnership were $1,244,087 and $1,344,767 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the six months ended June 30, 2002 and 2001 were $58,315 for each period, and are classified as administrative expense in the Consolidated Statements of Operations.

NOTE 4: FINANCIAL HIGHLIGHTS

                                                                   For the 6 Months Ended
                                                              --------------------------------
                                                              June 30, 2002     June 30, 2001
                                                              -------------     --------------
PER SHARE (UNIT) OPERATING PERFORMANCE:

Net Asset Value, beginning of period                             $23.82               $22.74
                                                                 ------               ------
INCOME FROM INVESTMENT OPERATIONS:

Net Investment income, before management fee                      $O.83                $0.82
Management fee                                                    (0.15)               (0.15)
Net realized and unrealized (loss) gain on investments            (0.87)                0.36
                                                                 ------               ------
 Total from investment operations                                 (0.19)                1.03
                                                                 ------               ------
NET ASSET VALUE, END OF PERIOD                                   $23.63               $23.77
                                                                 ======               ======

TOTAL RETURN, BEFORE MANAGEMENT FEE (a):                          -0.17%                5.20%

RATIOS/SUPPLEMENTAL DATA:

Net Assets, end of period (in millions)                            $197                 $216
  Ratios to average net assets (b):
       Management Fee                                              0.63%                0.65%
       Net Investment Income, before Management Fee                3.55%                3.63%

(a) Total Return is calculated by linking quarterly returns which are calculated using the formula below:

       Net Investment Income + Net Realized and Unrealized Gains/(Losses)
       ------------------------------------------------------------------
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)  Average net assets are based on beginning of period net assets.


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

(a) LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Partnership's liquid assets consisting of cash and cash equivalents were $29.2 million, an increase of $2.6 million from December 31, 2001. This increase was due primarily to the operations of the Partnership's properties. Sources of liquidity include net cash flow from property operations and interest from short-term investments.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At June 30, 2002, 12.6% of the Partnership's assets consisted of cash and cash equivalents.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus with $197 million in net assets, the commitment has been automatically reduced to $90 million. As of June 30, 2002, Prudential's equity interest in the Partnership, on a cost basis, under this commitment (held through the Real Property Accounts) was $44 million. Prudential does not intend to make any contributions during the 2002 fiscal year, and will terminate this commitment at the end of the 2002 fiscal year.

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

During the first six months of 2002, the Partnership spent approximately $1.1 million in capital expenditures, the majority of which were associated with development and expansion of the retail centers located in Hampton, VA and Kansas City, MO, and the HVAC upgrade at the office building located in Lisle, IL.


(b) RESULTS OF OPERATIONS

The following is a brief year-to-date and quarterly comparison of the Partnership's results of operations for the periods ended June 30, 2002 and 2001.

JUNE 30, 2002 VS. JUNE 30, 2001

The following table presents a year-to-date comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                                         SIX MONTHS ENDED JUNE 30,    QUARTER ENDED JUNE 30,
                                                                           2002           2001          2002         2001
                                                                           ----           ----          ----         ----
NET INVESTMENT INCOME:
Office properties                                                      $2,629,727     $2,127,563    $1,278,123     $1,083,744
Apartment complexes                                                     1,559,422      2,131,061       731,556      1,001,406
Retail property                                                         1,798,448      1,479,057       824,321        734,976
Industrial properties                                                     717,129        224,520       283,825        138,137
Equity in income of real estate partnership                                65,770        389,036       (10,272)       276,841
Dividend income from real
  estate investment trust                                                       -      1,175,459             -        597,381
Other (including interest income,
  investment mgt fee, etc.)                                            (1,114,935)    (1,398,874)     (377,910)      (629,379)
                                                                       ----------     ----------    ----------      ----------

TOTAL NET INVESTMENT INCOME                                            $5,655,561     $6,127,822    $2,729,643      $3,203,106
                                                                       ==========     ==========    ==========      ==========

NET UNREALIZED (LOSS) GAIN ON REAL ESTATE INVESTMENTS:

Office properties                                                     ($3,644,336)    $1,971,661   ($2,172,863)     $1,041,660
Apartment complexes                                                    (1,891,874)      (208,550)   (1,072,254)       (378,691)
Retail property                                                        (1,225,001)      (276,208)      267,453         198,670
Industrial properties                                                     153,140       (365,524)     (233,295)              -
Interest in real estate partnership                                      (627,867)       163,506      (246,734)        (78,622)
Real estate investment trusts                                                   -      1,959,252             -       3,043,576
                                                                       ----------     ----------    ----------      ----------
                                                                       (7,235,938)     3,244,137    (3,457,693)      3,826,593
                                                                       ----------     ----------    ----------      ----------

NET REALIZED (LOSS) GAIN ON REAL ESTATE INVESTMENTS:

Office properties                                                               -              -             -               -
Apartment complexes                                                             -              -             -               -
Industrial properties                                                           -              -             -               -
Interest in real estate partnership                                             -              -             -               -
Real estate investment trust                                               (1,578)       (15,926)            -         (12,785)
                                                                       ----------     ----------    ----------      ----------
                                                                           (1,578)       (15,926)            -         (12,785)
                                                                       ----------     ----------    ----------      ----------
NET REALIZED AND UNREALIZED (LOSS) GAIN
  ON REAL ESTATE INVESTMENTS                                          ($7,237,516)     $3,228,211  ($3,457,693)     $3,813,808
                                                                       ==========      ==========   ==========      ==========


The Partnership's net investment income for the quarter ended June 30, 2002 was $2.7 million, a decrease of $0.5 million when compared to the corresponding period in 2001. This decrease is primarily due to the Partnership's liquidation of its investment in REIT stocks during the fourth quarter last year, which resulted in no dividend income being received in 2002.

Revenue from real estate was $13.2 million for the first six months of 2002, an increase of $2.0 million, or 17.9%, from $11.2 million in the corresponding period in 2001. Revenue from real estate was $6.7 million for the second quarter of 2002, an increase of $0.7 million, or 11.1%, from $6.0 million in the corresponding quarter in 2001. The increase is primarily due to the acquisition of a portfolio of apartment complexes located in Gresham/Salem, OR and a retail center located in Hampton, VA during 2001. There was also an increase in occupancy at the industrial properties located in Bolingbrook, IL and Salt Lake City, UT due to temporary month-to-month leases. The office properties located in Oakbrook Terrace, IL and Beaverton, OR also experienced a significant increase in occupancy.

Equity in income of real estate partnership was $0.1 million for the first six months of 2002, a decrease of $0.3 million, or 83.1%, from $0.4 million in the corresponding period in 2001. Equity in income of real estate partnership was -$0.01 million for the second quarter of 2002, a decrease of $0.3 million, or 103.7%, from $0.3 million in the corresponding quarter in 2001. This decrease is due to a decrease in revenue associated with expanding the existing grocery store anchor. It is anticipated that upon completion, both occupancy and rental rates will increase.

Dividend income from real estate investment trusts decreased approximately $1.2 million, or 100.0%, during the first six months of 2002 compared to the corresponding period in 2001. Dividend income from real estate investment trusts decreased approximately $0.6 million, or 100.0%, during the second quarter of 2002 compared to the corresponding quarter in 2001. These decreases were due to the Partnership's liquidation of its investment in REIT stocks during the 4th quarter of 2001.

Interest on short-term investments increased approximately $0.1 million or 90.6% for the three months ended June 30, 2002 due primarily to significantly higher average cash balance when compared to the corresponding period in 2001.

Administrative expense increased $0.4 million, or 29.5%, in the first six months of 2002 compared to the corresponding period in 2001. These increases were primarily due to the Partnership's acquisition of a portfolio of apartment complexes located in Gresham and Salem, OR and a retail center located in Hampton, VA. Administrative expense increased $0.3 million, or 38.9%, in the second quarter of 2002 compared to the corresponding quarter in 2001. These increases were primarily due to the Partnership's acquisition of a controlling interest in the retail center located in Hampton, VA coupled with an increase in leasing expense at the Atlanta, GA and Gresham/Salem OR apartment complexes.

Operating expenses increased $0.3 million, or 14.1%, in the first six months of 2002 compared to the corresponding period in 2001. These increases were primarily due to the Partnership's acquisition of a controlling interest in the two investments discussed previously.

Interest expense increased $0.3 million, or 39.9%, in the first six months of 2002 compared to the corresponding period in 2001. Interest expense increased $0.1 million, or 12.7%, in the second quarter of 2002 compared to the corresponding quarter in 2001. These increases were primarily due to the Partnership's assumption of a $9.0 million and a $10.3 million mortgage loan in conjunction with the acquisition of a controlling interest in the two investments discussed previously.

Minority interest in consolidated partnerships increased $0.03 million, or 47.9%, for the six months ended June 30, 2002 compared to the corresponding period in 2001. Minority interest in consolidated partnerships increased $0.01 million, or 49.9%, for the quarter ended June 30, 2002 compared to the corresponding quarter in 2001. These increases were due to the Partnership's acquisition of a controlling interest in the two investments discussed previously.

The Partnership experienced a net unrealized loss of $7.2 million for the six months ended June 30, 2002 compared to a net unrealized gain of $3.2 million during the corresponding period in

2001. The unrealized losses during 2002 were primarily due to the office, apartment and retail sectors. The office properties experienced an unrealized loss of $3.6 million primarily due to the offices located in Brentwood, TN and Oakbrook Terrace, IL, which experienced declines in value for various reasons including softening market conditions, reductions in market rental rates, and near-term lease expirations. All of the apartment complexes in the portfolio experienced unrealized losses totaling $1.9 million for the first six months of 2002. Some of the contributing factors included lower short-term occupancy and income projections, lower market rents, and increased rent concessions. The retail sector also experienced a net unrealized loss of $1.2 million. Increased risk that a major tenant at the Roswell, GA property will not renew its lease was the primary reason for the decrease in value.

The Partnership experienced a net unrealized loss of $3.5 million during the second quarter of 2002 compared to net unrealized gain of $3.8 million during the corresponding period in 2001. The unrealized losses for the second quarter 2002 were primarily experienced in the office ($2.2 million) and apartment sectors ($1.1 million), for the same reasons discussed previously.

OFFICE PROPERTIES

Net investment income from property operations for the office sector increased approximately $0.5 million, or 23.6%, for the six months ended June 30, 2002 when compared to the corresponding period in 2001. Net investment income from property operations for the office sector increased approximately $0.2 million, or 17.9%, for the quarter ended June 30, 2002 when compared to the corresponding quarter in 2001. This was primarily due to increased occupancy at the Oakbrook Terrace, IL and Beaverton, OR office properties.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $3.6 million during the first six months of 2002. One of the Brentwood, TN properties experienced a net unrealized loss of approximately $1.4 million primarily due to a reduction in market rental rates and softening market conditions. The Oakbrook Terrace, IL property experienced a net unrealized loss of approximately $1.1 million primarily due to softening market conditions and the near-term lease expiration of a major tenant at the property. The other Brentwood, TN property experienced a net unrealized loss of approximately $1.1 million primarily due to the near-term lease expiration and expected move-out of the single tenant at the property in July 2002. The Lisle, IL property experienced a net unrealized loss of approximately $0.2 million primarily due to impending tenant rollover. Offsetting these unrealized losses was an unrealized gain of approximately $0.2 million at the office property located in Beaverton, OR. This unrealized gain was attributable to a slight increase in average market rent.

The five office properties owned by the Partnership experienced a net unrealized gain of approximately $2.0 million during the first six months of 2001. The largest increase, or $0.9 million, was due to the office property located in Oakbrook Terrace, IL. This unrealized gain was attributable to the signing of two new leases, which increased the leased area from 55% to 78%. One of the Brentwood, TN office properties also experienced a net unrealized gain of approximately $0.5 million primarily due to increased rental growth projections and lower expense projections. The Lisle, IL office property experienced an unrealized gain of $0.4 million due to an increase in occupancy and market rents.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $2.2 million during the second quarter of 2002. One of the Brentwood, TN properties experienced a net unrealized loss of approximately $1.2 million primarily due to a reduction in market rental rates and softening market conditions. The Oakbrook Terrace, IL property experienced a net unrealized loss of approximately $0.8 million primarily due to softening market conditions and the near-term lease expiration of a major tenant at the property that has already vacated. The Lisle, IL property experienced a net unrealized loss of approximately $0.2 million primarily due to impending tenant rollover.

The five office properties owned by the Partnership experienced a net unrealized gain of approximately $1.0 million during the second quarter of 2001, due to the office property located in Oakbrook Terrace, IL. This unrealized gain was attributable to the signing of two new leases, which increased the leased area from 55% to 78%.

Occupancy at the Beaverton, OR property increased from 67% at June 30, 2001 to 100% at June 30, 2002. Occupancy at the Oakbrook Terrace, IL property increased from 49% at June 30, 2001 to 79% at June 30, 2002. Occupancy at both of the Brentwood, TN office properties remained unchanged at 100% and 68%. Occupancy at the Lisle, IL office property remained unchanged at 100%. As of June 30, 2002 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $1.6 million for the six months ended June 30, 2002, a decrease of $0.6 million, or 26.8%, when compared to the corresponding period in 2001. Net investment income from property operations for the apartment sector was $0.7 million for the quarter ended June 30, 2002, a decrease of $0.3 million, or 26.9%, when compared to the corresponding quarter in 2001. These decreases were primarily due to a decrease in average occupancy at the Atlanta, GA and Raleigh, NC apartment complexes.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $1.9 million for the six months ended June 30, 2002 compared to a net unrealized loss of $0.2 million for the six months ended June 30, 2001. Of the unrealized loss experienced in the first six months of 2002, $0.6 million was experienced at each of the apartment complexes located in Raleigh, NC and Atlanta, GA. These unrealized losses were due to softening market conditions, which have resulted in lower short-term occupancy and income projections, and increased rent concessions. The apartment complex located in Jacksonville, FL experienced an unrealized loss of $0.4 million due to slightly higher expense estimates and softening market conditions, which have resulted in reduced occupancy levels and lower market rents. The apartment portfolio located in Gresham/Salem, OR, also experienced a net unrealized loss of $0.3 million primarily due to increases in operating expense levels and softening market conditions, which have resulted in lower short-term occupancy and income projections, and increased rent concessions.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.2 million in the first six months of 2001. The majority of the unrealized loss experienced in 2001 was primarily due to the Jacksonville, FL apartment complex which experienced a decrease in value due to higher replacement reserve expenses, higher operating expense projections, and slightly lower market rent estimates.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $1.1 million in the second quarter of 2002. The apartment portfolio located in Gresham/Salem, OR, experienced a net unrealized loss of $0.7 million primarily due to softening market conditions, which have resulted in lower short-term occupancy and income projections, and increased rent concessions. The apartment complex located in Atlanta, GA also experienced a net unrealized loss of approximately $0.2 million for this same reason. The apartment complex located in Jacksonville, FL experienced an unrealized loss of $0.2 million due to slightly higher expense estimates and higher rental concessions resulting from soft market conditions.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.4 million in the second quarter of 2001. The unrealized loss for 2001 was primarily experienced by the Jacksonville, FL apartment complex which experienced a decrease in value due to higher replacement reserve expenses, higher operating expense projections, and slightly lower market rent estimates, as discussed previously.

Occupancy at the Gresham and Salem, OR apartment complexes increased from 88% at June 30, 2001 to 94% at June 30, 2002. Occupancy at the Atlanta, GA complex decreased from 96% at June 30, 2001 to 82% at June 30, 2002. The occupancy at the Raleigh, NC complex decreased from 91% at June 30, 2001 to 85% at June 30, 2002. Occupancy at the apartment complex in Jacksonville, FL decreased from 92% at June 30, 2001 to 91% at June 30, 2002. As of June 30, 2002, all available vacant spaces were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail properties was approximately $1.8 million for the six months ended June 30, 2002, and approximately $1.5 million for the six months ended June 30, 2001. Net investment income for the Partnership's retail properties was approximately $0.8 million for the quarter ended June 30, 2002, and approximately $0.7 million for the quarter ended June 30, 2001. The increase is primarily due to the May 2001 acquisition of the retail center located in Hampton, VA.

The retail properties experienced a net unrealized loss of $1.2 million for the six months ended June 30, 2002 and a net unrealized loss of $0.3 million for the six months ended June 30, 2001. The retail center located in Roswell, GA experienced a net unrealized loss of $1.4 million for the first six months of 2002 due to increased risk that a major tenant will not renew its lease, coupled with a deterioration in the market position of the property. Offsetting this loss, the retail center located in Hampton, VA experienced an unrealized gain of $0.2 million due to the addition of 20,000 rentable square feet. Capital expenditures related to the construction of this new building coupled with the leasing of 75% of the new space have driven the increase in value.

The retail properties experienced a net unrealized loss of $0.3 million in the first six months of 2001. This was due to increased capital expenditures budgeted for 2001 coupled with a slight decrease in overall occupancy at the Roswell, GA property.

The retail properties experienced a net unrealized gain of $0.3 million for the quarter ended June 30, 2002 and a net unrealized gain of $0.2 million for the quarter ended June 30, 2001. The retail center located in Hampton, VA experienced an unrealized gain of $0.3 million due to the same reasons mentioned above. The retail properties experienced a net unrealized gain of $0.2 million in the second quarter of 2001, due to partial completion of capital expenditures at the Roswell, GA location.

Occupancy at the retail center in Hampton, VA increased from 99% at June 30, 2001 to 100% at June 30, 2002. Occupancy at the shopping center located in Roswell, GA decreased from 94% at June 30, 2001 to 92% at June 30, 2002. As of June 30, 2002, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties increased from $0.2 million for the six months ended June 30, 2001 to $0.7 million for the corresponding period ended June 30, 2002. Net investment income from property operations for the industrial properties increased from $0.1 million for the quarter ended June 30, 2001 to $0.3 million for the corresponding quarter ended June 30, 2002. The majority of this increase was due to increased occupancy at the properties located in Bolingbrook, IL and Salt Lake City, UT.

The three industrial properties owned by the Partnership experienced a net unrealized gain of approximately $0.2 million for the six months ended June 30, 2002 compared to a net unrealized loss of approximately $0.4 million in 2001. The majority of the unrealized gain in 2002 was attributable to the Aurora, CO industrial property. This gain of approximately $0.5 million was due to an increase in market rents. Offsetting this unrealized gain was the Salt Lake City, UT facility, which experienced a net unrealized loss of $0.3 million due to capital expenditures at the property that were not reflected as an increase in market value and softening market conditions.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.4 million during the first six months of 2001. The majority of the unrealized loss in 2001 was attributable to the Salt Lake City, UT industrial property. This loss of approximately $0.4 million was due to significant leasing costs associated with a new tenant.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.2 million during the second quarter of 2002, which was primarily attributable to the Salt Lake City, UT industrial property for the same reasons as mentioned above.

The occupancy at the Bolingbrook, IL property increased from 0% at June 30, 2001 to 45% at June 30, 2002, due to a short-term month-to-month lease. The occupancy at the Salt Lake City, Utah property increased from 16% at June 30, 2001 to 95% at June 30, 2002. The Aurora, CO property's occupancy rate remained unchanged at 75% at June 30, 2001 and 2002. As of June 30, 2002, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

During the six months ended June 30, 2002, income from the investment located in Kansas City, KS and MO amounted to $0.07 million, a decrease of 83.1% from $0.4 million at June 30, 2001. During the quarter ended June 30, 2002, income from the investment located in Kansas City, KS and MO amounted to -$0.01 million, a decrease of 103.7% from $0.3 million at June 30, 2001. This decrease is due to a decrease in revenue associated with expanding the existing grocery store anchor. It is anticipated that upon completion, both occupancy and rental rates will increase.

The equity investment experienced a net unrealized loss of $0.6 million and a net unrealized gain of $0.2 million for the six months ended June 30, 2002 and 2001, respectively. The unrealized loss of $0.6 million for the six months ended June 30, 2002 was primarily due to capital expenditures at the property that were not reflected as an increase in market value. The unrealized gain of $0.2 million during the first six months of 2001 was primarily due to increased leasing activity and stabilized occupancy.

This investment experienced a net unrealized loss of $0.2 million and a net unrealized loss of $0.1 million in the second quarter of 2002 and 2001, respectively. The unrealized loss of $0.2 million experienced during the second quarter of 2002 was due to the same reason as mentioned above. The unrealized loss of $0.1 million experienced during the second quarter of 2001 was due to capital expenditures on the retail centers which did not generate an increase in market value.

The retail portfolio located in Kansas City, KS and MO had an average occupancy of 92% at June 30, 2001, which decreased to 83% at June 30, 2002. As of June 30, 2002, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

The Partnership's investment in REITS was liquidated at the end of the fourth quarter of 2001.

During the first six months of 2001, the Partnership's investment in REITS experienced an unrealized gain of $1.9 million. During the second quarter of 2001, the Partnership's investment in REITS experienced an unrealized gain of $3.0 million. These changes in unrealized gain reflect changes in the market value of REIT shares held by the Partnership.

OTHER

Other net investment income increased $0.3 million during the first six months of 2002 compared to the corresponding period in 2001. Other net investment income increased $0.3 million during the second quarter of 2002 compared to the corresponding period in 2001. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities. The increase in 2002 is primarily due to a decrease in management fees due to the Partnership's liquidation of its entire investment in REIT shares.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of June 30, 2002 and 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 29.45% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at June 30, 2002:


                                                  Estimated Market        Average
                                      Maturity         Value          Interest Rate
                                                  (in $ millions)
                              -------------------------------------------------------
Cash equivalents                      O-3 months       $29.2                1.84%
Short-term
investments                          3-12 months         $0                   N/A


The table below discloses the Partnership's fixed and variable rate debt as of June 30, 2002. Approximately $18.7 million of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of June 30, 2002 was 5.735%.

June 30,2002

Debt (in $ thousands),                      7/1/02-                                                                        Estimated
including current portion                   12/31/02      2003         2004       2005       2006    Thereafter   Total   Fair Value
-------------------------                   --------      ----         ----       ----       ----    ----------   -----   ----------
Average Fixed Interest Rate                  7.44%       7.45%         7.47%      7.49%      6.75%      6.75%       6.95%
Fixed Rate                                    $273        $577          $619       $665     $8,361     $8,239     $18,734    $18,416
Variable Rate                                  $71        $159          $168       $178     $9,350         $0      $9,926    $10,091
                                             -----       -----         -----      -----    -------     ------     -------    -------
Total Mortgage Loans Payable                  $344        $736          $787       $843    $17,711     $8,239     $28,660    $28,507
                                             =====       =====         =====      =====    =======     ======     =======    =======


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

                                     PART II

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

               Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-------        --------------------------------

               (a)  EXHIBITS

               2    Not Applicable

               3 Resolution of the Board of Directors establishing The Prudential Variable Contract Real Property Account, filed as Exhibit (3C) to Form S-1, Registration Statement No. 33-20083, filed February 10, 1988, and incorporated herein by reference.

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

               10.3 Partnership Agreement of The Prudential Variable Contract
                    Real Property Partnership filed as Exhibit (10C) to Pre-Effective Amendment No. 1 to From S-1, Registration No. 33-20083, filed May 2, 1988, and incorporated herein by reference.

               11   Not Applicable

               15   Not Applicable

               18   Not Applicable

               19   Not Applicable

               22   Not Applicable

               23   Not Applicable

               24   Not Applicable


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

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  in respect of
                             The Prudential Variable
                         Contract Real Property Account
                                  (Registrant)

          ------------------------------------------------------------





Date:    August 14, 2002               By:  /s/ Richard J. Carbone
        ------------------------            -------------------------------

                                            Richard J. Carbone
                                            Chief Financial Officer
                                            (Principal Accounting Officer and
                                            Authorized Signatory)