Form 10-Q
period 2002-09-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2002-11-14
CIK 846581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                                                                                                  PAGE
                                                                                                                  ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements (Unaudited)

A.      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

            Statements of Net Assets - September 30, 2002 and December 31, 2001                                    3

            Statements of Operations - Nine and Three Months Ended September 30, 2002 and 2001                     3

            Statements of Changes in Net Assets - Nine and Three Months Ended September 30, 2002 and 2001          3

            Notes to the Financial Statements of the Account                                                       4

B.      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

            Consolidated Statements of Assets and Liabilities - September 30, 2002 and December 31, 2001           6

            Consolidated Statements of Operations - Nine and Three Months Ended September 30, 2002 and 2001        7

            Consolidated Statements of Changes in Net Assets - Nine and Three Months Ended September 30, 2002
            and 2001                                                                                               8

            Consolidated Statements of Cash Flows - Nine and Three Months Ended September 30, 2002
            and 2001                                                                                               9

            Consolidated Schedules of Investments - September 30, 2002 and December 31, 2001                      10

            Notes to the Financial Statements of the Partnership                                                  13

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    16

Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                              24

Item 4.  Controls & Procedures                                                                                    25

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                                      26

Item 6.  Exhibits and Reports on Form 8-K                                                                         26

Signature Page                                                                                                    28

                             FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

   STATEMENTS OF NET ASSETS
   September 30, 2002 and December 31, 2001

                                                                              SEPTEMBER 30, 2002
                                                                                   (UNAUDITED)         DECEMBER 31, 2001
                                                                              ------------------       -----------------
   ASSETS
   Investment in The Prudential Variable Contract
     Real Property Partnership (Note 2)                                       $       76,031,423       $      80,845,322
                                                                              ------------------       -----------------
   Net Assets                                                                 $       76,031,423       $      80,845,322
                                                                              ==================       ==================
   NET ASSETS, REPRESENTING:
   Equity of contract owners (Note 3)                                         $       54,084,926       $      55,383,118
   Equity of The Prudential Insurance Company of America                              21,946,497              25,462,204
                                                                              ------------------       -----------------
                                                                              $       76,031,423       $       80,845,322
                                                                              ==================       ==================

   STATEMENTS OF OPERATIONS

   For the nine and three months ended September 30, 2002 and 2001            1/1/2002-9/30/2002       1/1/2001-9/30/2001
                                                                                  (UNAUDITED)              (UNAUDITED)
                                                                              ------------------       ------------------
   INVESTMENT INCOME
   Net investment income from Partnership operations                          $        3,282,084       $        3,864,845
                                                                              ------------------       ------------------
   EXPENSES
   Charges to contract owners for assuming mortality risk and
     expense risk and for administration                                                 329,744                  337,090
                                                                              ------------------       ------------------
   NET INVESTMENT INCOME                                                               2,952,340                3,527,755
                                                                              ------------------       ------------------
   NET REALIZED AND UNREALIZED GAIN
    (LOSS) ON INVESTMENTS
   Net change in unrealized gain (loss) on investments in Partnership                 (3,055,690)                 (97,606)
   Realized gain (loss) on sale of investments in Partnership                            162,491                   88,626
                                                                              ------------------       ------------------
   NET GAIN (LOSS) ON INVESTMENTS                                                     (2,893,199)                  (8,980)
                                                                              ------------------       ------------------
   NET INCREASE IN NET ASSETS
    RESULTING FROM OPERATIONS                                                 $           59,141       $        3,518,775
                                                                              ==================       ==================

   STATEMENTS OF OPERATIONS

   For the nine and three months ended September 30, 2002 and 2001            7/1/2002-9/30/2002      7/1/2001-9/30/2001
                                                                                  (UNAUDITED)             (UNAUDITED)
                                                                              ------------------      ------------------
   INVESTMENT INCOME
   Net investment income from Partnership operations                          $          974,619      $        1,351,566
                                                                              ------------------      ------------------
   EXPENSES
   Charges to contract owners for assuming mortality risk and
     expense risk and for administration                                                 112,758                 113,723
                                                                              ------------------      ------------------
   NET INVESTMENT INCOME                                                                 861,861               1,237,843
                                                                              ------------------      ------------------
   NET REALIZED AND UNREALIZED GAIN
    (LOSS) ON INVESTMENTS
   Net change in unrealized gain (loss) on investments in Partnership                   (103,432)             (1,428,161)
   Realized gain (loss) on sale of investments in Partnership                            163,135                  95,158
                                                                              ------------------      ------------------
   NET GAIN (LOSS) ON INVESTMENTS                                                         59,703              (1,333,003)
                                                                              ------------------      ------------------
   NET INCREASE IN NET ASSETS
    RESULTING FROM OPERATIONS                                                 $          921,564      $          (95,160)
                                                                              ==================      ==================

   STATEMENTS OF CHANGES IN NET ASSETS
   For the nine and three months ended September 30, 2002 and 2001            1/1/2002-9/30/2002       1/1/2001-9/30/2001
                                                                                  (UNAUDITED)             (UNAUDITED)
                                                                              ------------------       ------------------
   OPERATIONS
   Net investment income                                                      $        2,952,340                3,527,755
   Net change in unrealized gain (loss) on investments in Partnership                 (3,055,690)                 (97,606)
   Realized gain (loss) on sale of investments in Partnership                            162,491                   88,626
                                                                              ------------------       ------------------
   NET INCREASE IN NET ASSETS
    RESULTING FROM OPERATIONS                                                             59,141                3,518,775
                                                                              ------------------       ------------------
   CAPITAL TRANSACTIONS
   Net withdrawals by contract owners (Note 4)                                        (1,226,858)              (1,424,466)
   Net contributions (withdrawals) by The Prudential Insurance Company
     of America                                                                       (3,646,182)               1,761,556
                                                                              ------------------       ------------------
   NET INCREASE (DECREASE) IN NET ASSETS
     RESULTING FROM CAPITAL TRANSACTIONS                                              (4,873,040)                 337,090
                                                                              ------------------       ------------------

TOTAL INCREASE (DECREASE) IN NET ASSETS                                               (4,813,899)               3,855,865

   NET ASSETS
   Beginning of period                                                                80,845,322               84,632,071
                                                                              ------------------       ------------------
   End of period                                                              $       76,031,423       $       88,487,936
                                                                              ==================       ==================

   STATEMENTS OF CHANGES IN NET ASSETS
   For the nine and three months ended September 30, 2002 and 2001            7/1/2002-9/30/2002      7/1/2001-9/30/2001
                                                                                  (UNAUDITED)             (UNAUDITED)
                                                                              ------------------      ------------------
   OPERATIONS
   Net investment income                                                      $          861,861               1,237,843
   Net change in unrealized gain (loss) on investments in Partnership                   (103,432)             (1,428,161)
   Realized gain (loss) on sale of investments in Partnership                            163,135                  95,158
                                                                              ------------------      ------------------
   NET INCREASE IN NET ASSETS
    RESULTING FROM OPERATIONS                                                            921,564                 (95,160)
                                                                              ------------------      ------------------
   CAPITAL TRANSACTIONS
   Net withdrawals by contract owners (Note 4)                                          (592,866)               (146,776)
   Net contributions (withdrawals) by The Prudential Insurance Company
     of America                                                                       (4,497,160)                260,499
                                                                              ------------------      ------------------
   NET INCREASE (DECREASE) IN NET ASSETS
     RESULTING FROM CAPITAL TRANSACTIONS                                              (5,090,026)                113,723
                                                                              ------------------      ------------------

TOTAL INCREASE (DECREASE) IN NET ASSETS                                               (4,168,462)                 18,563

   NET ASSETS
   Beginning of period                                                                80,199,885              88,469,373
                                                                              ------------------      ------------------
   End of period                                                              $       76,031,423      $       88,487,936
                                                                              ==================      ==================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 2001 Annual Report on Form 10K.

NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in The Prudential Variable Contract Real Property Partnership (the "Partnership") is based on the Real Property Account's proportionate interest of the Partnership's market value. At September 30, 2002 and December 31, 2001, the Real Property Account's interest in the Partnership was 40.5% or 3,176,177 shares and 40.8% or 3,393,522 shares respectively.

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Account's shares held at September 30, 2002 and December 31, 2001 were as follows:

                                         SEPTEMBER 30, 2002
                                            (UNAUDITED)       DECEMBER 31, 2001
                                            -----------       -----------------
NUMBER OF SHARES (ROUNDED):                  3,176,177             3,393,522
NET ASSET VALUE PER SHARE (ROUNDED):           $23.94                $23.82

NOTE 3:    CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at September 30, 2002 and December 31, 2001 by product, were as follows:

                                  SEPTEMBER 30, 2002
                                     (UNAUDITED)        DECEMBER 31, 2001
                                     -----------        ------------------
PDISCO+                               $ 2,107,322           $ 2,546,274
VIP                                     2,328,161             2,401,497
PVAL                                   29,146,948            29,495,907
PVAL $100,000+ FACE VALUE              20,502,495            20,939,440
                                       ----------          ------------
TOTAL                                 $54,084,926          $ 55,383,118
                                      ===========          ============

                      NOTES TO THE FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 4:    NET WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in The Prudential Insurance Company of America's variable insurance and variable annuity products for the nine months ended September 30, 2002 and 2001, were as follows:

                                             SEPTEMBER 30,
                                        2002               2001
                                        ----               ----
                                             (Unaudited)
PDISCO+/ VIP                          $492,490          $189,407
PVAL/ PVAL $100,000+
   FACE VALUE                          734,368         1,235,059
                                       -------         ---------
TOTAL                               $1,226,858        $1,424,466
                                    ==========        ==========

NOTE 5: PARTNERSHIP DISTRIBUTIONS

The Partnership made distributions of $11.4 million and $18 million in 2002 and 2001, respectively. The Prudential Real Property Accounts share of this distribution was $5.2 million in 2002 and $7.8 million in 2001.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                     SEPTEMBER 30, 2002
                                                                         (UNAUDITED)           DECEMBER 31, 2001
                                                                     -------------------       -----------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  09/30/2002 -- $204,850,720; 12/31/2001 -- $212,044,159)          $186,349,378            $197,970,877
  Real estate partnership (cost: 09/30/2002 -- $8,660,915;
   12/31/2001 -- $7,026,540)                                                   8,446,440               6,712,308
                                                                     -------------------       -----------------

         Total real estate investments                                       194,795,818             204,683,185

CASH AND CASH EQUIVALENTS                                                     25,521,505              26,615,645

DIVIDEND RECEIVABLE                                                                    -                  28,455

OTHER ASSETS (net of allowance for uncollectible
  accounts:  09/30/2002 -- $78,100; 12/31/2001 -- $107,000)                    2,706,510               3,267,367
                                                                     -------------------       -----------------

         Total assets                                                        223,023,833             234,594,652
                                                                     -------------------       -----------------
LIABILITIES

MORTGAGE LOANS PAYABLE                                                        28,490,626              28,994,521

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          2,850,174               3,469,242

DUE TO AFFILIATES                                                                919,115                 896,134

OTHER LIABILITIES                                                                919,295                 972,410

MINORITY INTEREST                                                              2,166,618               2,111,709
                                                                     -------------------       -----------------

         Total liabilities                                                    35,345,828              36,444,016
                                                                     -------------------       -----------------

PARTNERS' EQUITY                                                             187,678,005             198,150,636
                                                                     -------------------       -----------------

         Total liabilities and partners' equity                             $223,023,833            $234,594,652
                                                                     ===================       =================

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                  7,840,209               8,317,470
                                                                     ===================       =================

SHARE VALUE AT END OF PERIOD                                                      $23.94                  $23.82
                                                                     ===================       =================

   The accompanying notes are an integral part of these consolidated financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                             ---------------------------      -------------------------
                                                                 2002           2001             2002           2001
                                                             -----------     -----------      ----------     ----------
INVESTMENT INCOME:
 Revenue from real estate and improvements                   $18,966,869     $17,842,343      $5,977,680     $6,605,545
 Equity in income of real estate partnership                     160,446         480,224          94,676         91,188
 Dividend income from real estate investment trusts                    -       1,854,282               -        678,823
 Interest on short-term investments                              373,656         320,046         147,100        107,804
                                                             -----------     -----------      ----------     ----------

         Total investment income                              19,500,971      20,496,895       6,219,456      7,483,360
                                                             -----------     -----------      ----------     ----------

EXPENSES:

 Investment management fee                                     1,879,044       2,034,904         634,957        690,137
 Real estate taxes                                             1,928,210       1,883,089         608,255        663,719
 Administrative                                                2,458,910       1,954,704         871,197        721,033
 Operating                                                     3,734,942       3,621,912       1,222,987      1,440,595
 Interest expense                                              1,524,079       1,224,854         506,013        496,976
 Minority interest                                               155,596         154,239          57,085         87,614
                                                             -----------     -----------      ----------     ----------

         Total investment expenses                            11,680,781      10,873,702       3,900,494      4,100,074
                                                             -----------     -----------      ----------     ----------

NET INVESTMENT INCOME from Continuing Operations               7,820,190       9,623,193       2,318,962      3,383,286
                                                             -----------     -----------      ----------     ----------

NET INVESTMENT INCOME (LOSS) from Discontinued Operations        229,583        (200,011)         75,249        (87,926)
                                                             -----------     -----------      ----------     ----------

NET INVESTMENT INCOME                                          8,049,773       9,423,182       2,394,211      3,295,360
                                                             -----------     -----------      ----------     ----------

REALIZED AND UNREALIZED (LOSS) GAIN ON
  REAL ESTATE INVESTMENTS
 Net proceeds from real estate investments
   sold                                                        6,287,075      14,823,087       6,281,000      7,656,674
 Less:  Cost of real estate investments sold                   9,101,381      13,542,993       9,093,728      6,580,834
        Realization of prior periods' unrealized (loss)
        gain on real estate investments sold                  (3,212,838)      1,064,007      (3,263,069)       843,827
                                                             -----------     -----------      ----------     ----------

 Net realized gain on real estate investments
   sold                                                          398,532         216,087         450,341        232,013
                                                             -----------     -----------      ----------     ----------

 Change in unrealized loss on real estate
  investments                                                 (7,541,141)       (117,112)       (139,886)    (3,178,715)
 Less:  Minority interest in unrealized (loss) gain on
   investments                                                   (45,265)        120,862         170,283        303,396
                                                             -----------     -----------      ----------     ----------

 Net unrealized loss on real estate
   investments                                                (7,495,876)       (237,974)       (310,169)    (3,482,111)
                                                             -----------     -----------      ----------     ----------

NET REALIZED AND UNREALIZED (LOSS)
 GAIN ON REAL ESTATE INVESTMENTS                              (7,097,344)        (21,887)        140,172     (3,250,098)
                                                             -----------     -----------      ----------     ----------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                      $952,429      $9,401,295      $2,534,383        $45,262
                                                             ===========     ===========      ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                  NINE MONTHS                  NINE MONTHS
                                                                                     ENDED                        ENDED
                                                                               SEPTEMBER 30, 2002          SEPTEMBER 30, 2001
                                                                               ------------------          ------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                                 $8,049,773                  $9,423,182
 Net realized gain on real estate investments sold                                        398,532                     216,087
 Net unrealized loss on real estate investments                                        (7,495,876)                   (237,974)
                                                                               ------------------          ------------------

   Net increase in net assets resulting from operations                                   952,429                   9,401,295
                                                                               ------------------          ------------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (9/30/2002 -- 477,261 shares; 9/30/2001 -- 0 shares)                               (11,425,060)                          -
                                                                               ------------------          ------------------

    Net decrease in net assets resulting from
    capital transactions                                                              (11,425,060)                          -
                                                                               ------------------          ------------------

NET (DECREASE) INCREASE IN NET ASSETS                                                 (10,472,631)                  9,401,295

NET ASSETS - Beginning of period                                                      198,150,636                 206,348,079
                                                                               ------------------          ------------------

NET ASSETS - End of period                                                           $187,678,005                $215,749,374
                                                                               ==================          ==================

   The accompanying notes are an integral part of these consolidated financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS              NINE MONTHS
                                                                        ENDED                    ENDED
                                                                   SEPTEMBER 30, 2002      SEPTEMBER 30, 2001
                                                                   ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                        $952,429              $9,401,295
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss on investments                            7,097,344                  21,887
 Equity in income of real estate partnership in excess
   of distributions                                                          (160,446)               (480,224)
 Minority interest from operating activities                                  155,596                 154,239
 Bad debt expense                                                              97,801                  41,593
 Decrease (Increase) in:
    Dividend receivable                                                        20,802                (132,668)
    Other assets                                                              463,056                (705,978)
(Decrease) Increase in:
    Accounts payable and accrued expenses                                    (619,068)                488,632
    Due to affiliates                                                          22,981                  23,861
    Other liabilities                                                         (53,115)                977,697
                                                                   ------------------      ------------------

         Net cash flows from operating activities                           7,977,380               9,790,334
                                                                   ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold                           6,287,075              14,823,087
   Acquisition of real estate property                                              -             (15,392,386)
   Acquisition of real estate investment trust                                      -             (14,489,044)
   Additions to real estate                                                (1,900,289)             (2,809,093)
   Additions to real estate partnership                                    (1,473,929)                      -
   Sale of marketable securities, net                                               -               4,916,494
                                                                   ------------------      ------------------

         Net cash flows from investing activities                           2,912,857             (12,950,942)
                                                                   ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage loan payable                                 (503,895)               (275,413)
 Withdrawals by Partners                                                  (11,425,060)                      -
 Distributions to minority interest partners                                  (86,793)                (21,153)
 Contributions from minority interest partners                                 31,371                 882,831
                                                                   ------------------      ------------------

         Net cash flows from financing activities                         (11,984,377)                586,265
                                                                   ------------------      ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (1,094,140)             (2,574,343)

CASH AND CASH EQUIVALENTS - Beginning of period                            26,615,645              10,543,821
                                                                   ------------------      ------------------

CASH AND CASH EQUIVALENTS - End of period                                 $25,521,505              $7,969,478
                                                                   ==================      ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the nine months for interest                            $1,468,032              $1,224,853
                                                                   ==================      ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITY:
  Assumption of mortgage loans payable                                              -             $19,339,754
                                                                   ==================      ==================

   The accompanying notes are an integral part of these consolidated financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                    SEPTEMBER 30, 2002 (UNAUDITED)            DECEMBER 31, 2001
                                                    ------------------------------        ----------------------------
                                                                      ESTIMATED                            ESTIMATED
                                                                        MARKET                               MARKET
                                                        COST             VALUE            COST                VALUE
                                                    ------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS - PERCENT OF NET ASSETS                        99.3%                              99.9%
Location                 Description
----------------------------------------------------------------------------------------------------------------------
Lisle, IL                Office Building             $22,802,236      $13,799,988      $22,561,428       $14,193,539
Atlanta, GA              Garden Apartments            15,692,713       18,191,108       15,696,606        18,752,139
Roswell, GA              Retail Shopping Center       32,880,774       24,899,960       32,878,304        26,625,833
Bolingbrook, IL          Warehouse                             -                -        9,039,620         5,826,782
Raleigh, NC              Garden Apartments            15,940,838       16,500,000       15,940,839        16,808,160
Brentwood, TN            Office Building              10,268,781        9,453,997        9,977,669        10,629,012
Oakbrook Terrace, IL     Office Complex               14,003,751       13,199,997       14,015,481        14,359,009
Beaverton, OR            Office Complex               11,890,209       10,800,005       11,989,204        10,988,123
Salt Lake City, UT       Industrial Building           6,596,889        5,204,319        6,568,107         5,487,490
Aurora, CO               Industrial Building          10,237,730       10,500,004       10,131,517         9,900,000
Brentwood, TN            Office Complex                9,616,850        7,500,000        9,612,024         8,900,790
Jacksonville, FL         Garden Apartments            19,744,285       19,800,000       19,711,225        20,400,000 *
Gresham/Salem, OR        Garden Apartments            18,838,570       18,500,000       18,815,082        19,100,000 *
Hampton, VA              Retail Shopping Center       16,337,094       18,000,000       15,107,053        16,000,000 *
                                                    ------------------------------------------------------------------
                                                    $204,850,720     $186,349,378     $212,044,159      $197,970,877
                                                    ==================================================================

REAL ESTATE PARTNERSHIP - PERCENT OF NET ASSETS                              4.5%                               3.4%
Location                 Description
----------------------------------------------------------------------------------------------------------------------
                                                    ------------------------------------------------------------------
Kansas City, KS; MO      Retail Shopping Center       $8,660,915       $8,446,440       $7,026,540        $6,712,308
                                                    ==================================================================

*  Real estate partnerships accounted for by the consolidation method.

   The accompanying notes are an integral part of these consolidated financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                   SEPTEMBER 30, 2002 (UNAUDITED)
                                                                          ----------------------------------------------------
                                                                                                                 NET ESTIMATED
                                                                          FACE AMOUNT           COST              MARKET VALUE
                                                                          -----------        -----------         -------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                        13.6%

Federal Home Loan Banks, 1.70%, October 15, 2002                           19,491,710         19,458,654           19,458,654
Bishops Gate Residential Mtg., 1.79%, October 25, 2002                      1,400,000          1,397,007            1,397,007
Caterpillar Financial Services Corp, 1.73%, October 25, 2002                1,666,000          1,663,038            1,663,038
Citicorp, 1.80%, October 28, 2002                                           1,815,000          1,812,187            1,812,187

                                                                          -----------        -----------          -----------
TOTAL CASH EQUIVALENTS                                                     24,372,710         24,330,886           24,330,886

CASH                                                                        1,190,619          1,190,619            1,190,619
                                                                          -----------        -----------          -----------

TOTAL CASH AND CASH EQUIVALENTS                                           $25,563,329        $25,521,505          $25,521,505
                                                                          ===========        ===========          ===========

   The accompanying notes are an integral part of these consolidated financial statements.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                         DECEMBER 31, 2001
                                                                           -----------------------------------------------------
                                                                                                                   NET ESTIMATED
                                                                           FACE AMOUNT           COST               MARKET VALUE
                                                                           -----------        -----------          -------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                          13.4%

Federal Home Loan Mortgage, 1.51%, January 2, 2002                         $25,334,000        $25,331,875           $25,331,875

                                                                           -----------        -----------           -----------
TOTAL CASH EQUIVALENTS                                                      25,334,000         25,331,875            25,331,875

CASH                                                                         1,283,770          1,283,770             1,283,770
                                                                           -----------        -----------           -----------

TOTAL CASH AND CASH EQUIVALENTS                                            $26,617,770        $26,615,645           $26,615,645
                                                                           ===========        ===========           ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) of the Partnership and related subsidiaries considered necessary for a fair presentation of the interim periods presented have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the December 31, 2001 Annual Report on Form 10-K for The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, the "Partners").

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002 the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, the Prudential Variable Contract Real Property Partnership has reported the results of operations and cash flows for a property sold in September 2002 in discontinued operations for all periods presented. See Footnote 5: Discontinued Operations.

In April 2002, the FASB issued Statement No. 145, which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Partnership will adopt Statement No. 145 on January 1, 2003. The adoption of this statement is not expected to have a material effect on the consolidated financial statements of the Prudential Variable Contract Real Property Partnership.

NOTE 2: COMMITMENT FROM PARTNER

In 1986, the Prudential Insurance Company of America ("Prudential") committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Prudential Variable Contract Real Property Partnership ("Partnership") under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $188 million in net assets, the commitment has been automatically reduced to $90 million. As of September 30, 2002, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential intends to terminate this commitment at the end of the 2002 fiscal year.

NOTE 3: RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2002 and 2001 investment management fees incurred by the Partnership were $1,879,044 and $2,034,904 respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the nine months ended September 30, 2002 and 2001 were $87,472 for each period, and are classified as administrative expense in the Consolidated Statements of Operations.

NOTE 4: FINANCIAL HIGHLIGHTS

                                                                 FOR THE NINE MONTHS ENDED
                                                         -------------------------------------------
                                                         SEPTEMBER 30, 2002       SEPTEMBER 30, 2001
                                                         ------------------       ------------------
PER SHARE (UNIT) OPERATING PERFORMANCE:

Net Asset Value, beginning of period                                 $23.82                   $22.74
                                                                     ------                   ------
INCOME FROM INVESTMENT OPERATIONS:

Net Investment income, before management fee                          $1.20                    $1.25
Management fee                                                       (0.23)                   (0.22)
Net realized and unrealized (loss) gain on investment                (0.85)                   (0.00)
                                                                     ------                   ------

  Total from investment operations                                     0.12                     1.03
                                                                     ------                   ------

NET ASSET VALUE, END OF PERIOOD                                      $23.94                   $23.77
                                                                     ======                   ======

TOTAL RETURN, BEFORE MANAGEMENT FEE(a):                               1.44%                    5.56%

RATIOS/SUPPLEMENTAL DATA:

Net Assets, end of period (in millions)                                $188                     $216
  Ratios to average net assets (b):
    Management Fee                                                    0.95%                    0.97%
    Net Investment Income, before Management Fee                      5.15%                    5.56%

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 5: DISCONTINUED OPERATIONS

On September 12, 2002, the Partnership sold an industrial property located in Bolingbrook, IL for approximately $6.3 million. In accordance with SFAS 144, the following operations of this property for the three and nine months ended September 30, 2002 and 2001 have been presented as discontinued operations.

                                                                        NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                     ----------------------      ----------------------
                                                                       2002          2001          2002          2001
                                                                     --------     ---------      --------      --------
INVESTMENT INCOME:
  Revenue from real estate and improvements                          $401,943          -         $144,197          -
                                                                     --------     ---------      --------      --------

      Total investment income                                         401,943          -          144,197          -
                                                                     --------     ---------      --------      --------

EXPENSES:
  Real estate tax                                                     107,335       122,599        33,145        44,919
  Administrative                                                       46,891         8,622        27,633         1,650
  Operating                                                            18,134        68,790         8,170        41,357
                                                                     --------     ---------      --------      --------

      Total investment expenses                                       172,360       200,011        68,948        87,926
                                                                     --------     ---------      --------      --------

NET INVESTMENT INCOME (LOSS) from Discontinued Operations            $229,583     ($200,011)      $75,249      ($87,926)
                                                                     ========     =========      ========      ========

NOTE 6: RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with current period presentation.

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

(A) LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Partnership's liquid assets consisting of cash and cash equivalents were $25.5 million, a decrease of $1.1 million from $26.6 million at December 31, 2001. This decrease was due primarily to the distribution to the Partners of $11.4 million on September 30, 2002 offset by an increase in net cash flows from operations and the sale of the industrial property located in Bolingbrook, IL on September 12, 2002. Sources of liquidity include net cash flow from property operations and interest from short-term investments.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At September 30, 2002, 11.4% of the Partnership's assets consisted of cash and cash equivalents.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus with $188 million in net assets, the commitment has been automatically reduced to $90 million. As of September 30, 2002, Prudential's equity interest in the Partnership, on a cost basis, under this commitment (held through the Real Property Accounts) was $44 million. Prudential does not intend to make any contributions during the 2002 fiscal year, and will terminate this commitment at the end of the 2002 fiscal year.

The Partnership made $18 million in distributions to the Partners during 2001 and on September 30, 2002 the Partnership made an $11.4 million distribution to the Partners. Additional distributions may be made to the Partners during 2002 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During the first nine months of 2002, the Partnership spent approximately $1.9 million in capital expenditures. Approximately $1.2 million was associated with the development and expansion of the retail center located in Hampton, VA. The remaining $0.6 million balance was primarily associated with the HVAC upgrade at the office building located in Lisle, IL and tenant improvements at one of the Brentwood, TN office buildings. The Partnership also increased its investment in real estate partnerships by approximately $1.5 million in connection with the development and expansion of the retail center located in Kansas City, MO.

(B) RESULTS OF OPERATIONS

SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

The following table presents a year-to-date and current quarter comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                            NINE MONTHS ENDED SEPTEMBER 30,      QUARTER ENDED SEPTEMBER 30,
                                                               2002                 2001             2002            2001
                                                            -----------          ----------      -----------     -----------
NET INVESTMENT INCOME:

Office properties                                            $3,678,701          $3,416,231       $1,048,974      $1,288,668
Apartment complexes                                           2,386,497           3,034,289          827,075         903,228
Retail property                                               2,738,307           2,352,800          939,859         873,742
Industrial properties                                         1,075,228             288,295          358,099          63,774
Equity in income of real estate partnership                     160,446             480,224           94,676          91,188
Dividend income from real
  estate investment trust                                          -              1,854,282             -            678,823
Other (including interest income,
  investment mgt. fee, etc.)                                 (1,989,406)         (2,002,939)       (874,472)        (604,063)
                                                            -----------          ----------      -----------     -----------

TOTAL NET INVESTMENT INCOME                                  $8,049,773          $9,423,182       $2,394,211      $3,295,360
                                                            -----------          ----------      -----------     -----------

NET UNREALIZED (LOSS) GAIN ON REAL ESTATE INVESTMENTS:

Office properties                                           ($4,742,508)           $461,274      ($1,098,172)    ($1,510,387)
Apartment complexes                                          (1,596,259)           (397,551)         295,615        (189,001)
Retail property                                              (1,438,704)            186,497         (213,702)        462,705
Industrial properties                                           181,838            (598,304)         (21,534)       (232,780)
Interest in real estate partnership                              99,757             418,032          727,624         254,526
Real estate investment trusts                                      -               (307,922)            -         (2,267,174)
                                                            -----------          ----------      -----------     -----------
                                                             (7,495,876)           (237,974)        (310,169)     (3,482,111)
                                                            -----------          ----------      -----------     -----------

NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:

Office properties                                                  -                   -                -               -
Apartment complexes                                                -                   -                -               -
Industrial properties                                           400,110                -             450,341            -
Interest in real estate partnership                                -                   -                -               -
Real estate investment trusts                                    (1,578)            216,087             -            232,013
                                                            -----------          ----------      -----------     -----------
                                                                398,532             216,087          450,341         232,013
                                                            -----------          ----------      -----------     -----------

Net Realized and Unrealized (Loss) Gain                     -----------          ----------      -----------     -----------
on Real Estate Investments                                  ($7,097,344)           ($21,887)        $140,172     ($3,250,098)
                                                            -----------          ----------      -----------     -----------

The Partnership's net investment income for the nine months ended September 30, 2002 was $8.0 million, a decrease of $1.4 million from $9.4 million when compared to the corresponding period in 2001. The Partnership's net investment income for the quarter ended September 30, 2002 was $2.4 million, a decrease of $0.9 million when compared to the corresponding period in 2001. This decrease is primarily due to the Partnership's liquidation of its investment in REIT stocks during the fourth quarter last year, which resulted in no dividend income being received in 2002. Additionally, the occupancy at one of the Brentwood, TN properties has decreased to 0% from 100% due to the move-out of the single tenant.

Equity in income of real estate partnership was $0.2 million for the first nine months of 2002, a decrease of $0.3 million, or 66.6%, from $0.5 million in the corresponding period in 2001. This decrease is due to a decrease in revenue associated with expansion of the existing grocery store anchor that commenced during the fourth quarter of 2001. It is anticipated that upon completion, both occupancy and rental rates will increase.

Dividend income from real estate investment trusts decreased approximately $1.9 million, or 100.0%, during the first nine months of 2002 compared to the corresponding period in 2001. Dividend income from real estate investment trusts decreased approximately $0.7 million, or 100.0%, during the third quarter of 2002 compared to the corresponding quarter in 2001. These decreases were due to the Partnership's liquidation of its investment in REIT stocks during the 4th quarter of 2001.

Interest on short-term investments increased approximately $0.05 million or 16.8% for the nine months ended September 30, 2002 due primarily to significantly higher average cash balance when compared to the corresponding period in 2001. Interest on short-term investments increased approximately $0.04 million or 36.5% for the three months ended September 30, 2002 due primarily to significantly higher average cash balance when compared to the corresponding period in 2001.

Administrative expense increased $0.5 million, or 27.6%, in the first nine months of 2002 compared to the corresponding period in 2001. These increases were primarily due to the Partnership's acquisition of a portfolio of apartment complexes located in Gresham and Salem, OR and a retail center located in Hampton, VA in 2001. Administrative expense increased $0.2 million, or 24.4%, in the third quarter of 2002 compared to the corresponding quarter in 2001. These increases were primarily due an increase in leasing expense at the Atlanta, GA apartment complex, the Gresham/Salem, OR apartment complexes, and the industrial property in Bolingbrook, IL. Additionally, administrative expense increased at the retail center located in Hampton, VA due to audit fees.

Operating expenses decreased $0.2 million, or 16.8%, in the third quarter of 2002 compared to the corresponding period in 2001. The decrease was primarily due to the reduction of repairs and maintenance expense for the Gresham/Salem, OR apartment complexes.

Interest expense increased $0.3 million, or 24.4%, in the first nine months of 2002 compared to the corresponding period in 2001. This increase was primarily due to the Partnership's assumption of a $9.0 million and a $10.3 million mortgage loan in conjunction with the acquisition of a controlling interest in a portfolio of apartment complexes located in Gresham and Salem, OR and a retail center located in Hampton, VA in 2001.

The Partnership experienced a net unrealized loss of $7.5 million for the nine months ended September 30, 2002 compared to a net unrealized loss of $0.2 million during the corresponding period in 2001. The unrealized losses during 2002 were primarily due to the office, apartment and retail sectors. The office properties experienced an unrealized loss of $4.7 million primarily due to the offices located in Brentwood, TN and Oakbrook Terrace, IL, which experienced declines in value for various reasons including softening market conditions, reductions in market rental rates, near-term lease expirations, and increased capital costs. In total, the apartment complexes in the portfolio experienced unrealized losses totaling $1.6 million for the first nine months of 2002. Soft market conditions and low interest rates resulted in lower short-term occupancy and income projections, lower market rents, and increased rent concessions. The retail sector also experienced a net unrealized loss of $1.4 million. Increased risk that a major tenant at the

Roswell, GA property will not renew its lease was the primary reason for the decrease in value. In addition, deteriorating market conditions have resulted in lower market rents.

The Partnership experienced a net unrealized loss of $0.3 million during the third quarter of 2002 compared to net unrealized loss of $3.5 million during the corresponding period in 2001. The unrealized losses for the third quarter 2002 were primarily experienced in the office ($1.1 million) and retail sectors ($0.2 million), for the same reasons discussed previously. Offsetting these amounts were unrealized gains of $0.7 million in equity in income of real estate partnership due to capital funded for the expansion of the existing grocery store anchor. Additionally, the apartment sector had realized gains of $0.3 million due primarily to the apartment complex located in Raleigh, NC which experienced increased occupancy along with increases in market rent and decreases in operating expenses.

OFFICE PROPERTIES

Net investment income from property operations for the office sector increased approximately $0.3 million, or 7.7%, for the nine months ended September 30, 2002 when compared to the corresponding period in 2001. This was primarily due to increased occupancy at the Oakbrook Terrace, IL office property. Net investment income from property operations for the office sector decreased approximately $0.2 million, or 18.6%, for the quarter ended September 30, 2002 when compared to the corresponding quarter in 2001. This was primarily due to decreased occupancy at one of the Brentwood, TN office properties.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $4.7 million during the first nine months of 2002. One of the Brentwood, TN properties experienced a net unrealized loss of approximately $1.5 million primarily due to a reduction in market rental rates and softening market conditions. The other Brentwood, TN property experienced a net unrealized loss of approximately $1.4 million primarily due to the move-out of the single tenant at the property in July 2002. The Oakbrook Terrace, IL property experienced a net unrealized loss of approximately $1.1 million primarily due to softening market conditions and the near-term lease expiration of a major tenant at the property. The Lisle, IL property experienced a net unrealized loss of approximately $0.6 million primarily due to impending tenant rollover and softening market conditions. The office property located in Beaverton, OR experienced an unrealized loss of approximately $0.1 million due to lower market rental rates and the near-term lease expiration of one of the tenants.

The five office properties owned by the Partnership experienced a net unrealized gain of approximately $0.5 million during the first nine months of 2001. The largest increase, or $0.9 million, was due to the office property located in Oakbrook Terrace, IL. This unrealized gain was attributable to the signing of two new leases, which brought the leased area from 55% to 79%. The Beaverton, OR and the Lisle, IL office properties also experienced a net unrealized gain of approximately $0.1 million each primarily due to stable long-term leases that occupy a majority of the building, and an increase in occupancy. One of the Brentwood, TN office properties experienced a net unrealized loss of approximately $0.7 million primarily due to the near-term expiration and expected move-out of the single tenant at the property in June 2002.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $1.1 million during the third quarter of 2002. The Lisle, IL property experienced a net unrealized loss of approximately $0.4 million primarily due to impending tenant rollover and softening office market conditions. One of the Brentwood, TN properties experienced a net unrealized loss of approximately $0.3 million primarily due to an increase in capital costs. The Beaverton, OR property experienced a net unrealized loss of approximately $0.3 million primarily due to near-term lease expiration of a tenant and lower market rental rates.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $1.5 million during the third quarter of 2001, due to the office property located in Brentwood, TN for the reason discussed above. Also the other Brentwood, TN office property experienced a net unrealized loss for the third quarter of $0.5 million because of the perceived increase in risk associated with the financial uncertainty of the anchor tenant.

Occupancy at one of the Brentwood, TN office properties increased from 73% at September 30, 2001 to 78% at September 30, 2002. Occupancy at the Lisle, IL and Beaverton, OR office properties remained unchanged at 100% at September 30, 2001 and 2002. Occupancy at the Oakbrook Terrace, IL remained unchanged at 79% at September 30, 2001 and 2002. Occupancy at one of the Brentwood, TN office properties decreased from 100% at September 30, 2001 to 0% at September 30, 2002. As of September 30, 2002 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $2.4 million for the nine months ended September 30, 2002, a decrease of $0.6 million, or 21.3%, when compared to the corresponding period in 2001. Net investment income from property operations for the apartment sector was $0.8 million for the quarter ended September 30, 2002, a decrease of $0.1 million, or 8.4%, when compared to the corresponding quarter in 2001. These decreases were primarily due to a decrease in average occupancy at the Atlanta, GA and Raleigh, NC apartment complexes. Average occupancy for the Atlanta, GA apartment complex was 95% and 81% for the nine months ended September 30, 2001 and 2002, respectively. Average occupancy for the Raleigh, NC apartment complex was 90% and 86% for the nine months ended September 30, 2001 and 2002, respectively. Additionally, rental concessions have been made in order to boost the occupancy thus resulting in lower revenue.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $1.6 million for the nine months ended September 30, 2002 compared to a net unrealized loss of $0.4 million for the nine months ended September 30, 2001. Of the unrealized loss experienced in the first nine months of 2002, $0.6 million was experienced at the apartment complex located in Atlanta, GA. This unrealized loss was due to softening market conditions, which have resulted in lower short-term occupancy and income projections, and increased rental concessions. The apartment complex located in Jacksonville, FL experienced an unrealized loss of $0.4 million due to slightly higher expense estimates and softening market conditions. The apartment portfolio located in Gresham/Salem, OR, also experienced a net unrealized loss of $0.3 million primarily due to increases in operating expense levels and softening market conditions, which have resulted in lower short-term occupancy and income projections, and increased rental concessions. The apartment complex located in Raleigh, NC experienced an unrealized loss of $0.3 million due to lower short-term occupancy and income projections, and increased rental concessions which were offset in the third quarter by an increase in occupancy and decreases in operating expenses.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.4 million in the first nine months of 2001. The majority of the unrealized loss experienced in 2001 was primarily due to the Jacksonville, FL apartment complex which experienced a decrease in value due to higher replacement reserve expenses, higher operating expense projections, and slightly lower market rent estimates.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.3 million in the third quarter of 2002, primarily due to the apartment complex located in Raleigh, NC, which experienced an unrealized gain of $0.3 million due to an increase in occupancy from the previous quarter and decreases in operating expenses.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.2 million in the third quarter of 2001. The unrealized loss for the third quarter of 2001 was primarily due to the apartment complex in Raleigh, NC, which was experiencing softening market conditions, that resulted in decreased rent expectations.

Occupancy at the Gresham and Salem, OR apartment complexes increased from 92% at September 30, 2001 to 96% at September 30, 2002. Occupancy at the apartment complex in Jacksonville, FL increased from 91% at September 30, 2001 to 92% at September 30, 2002. The occupancy at the Raleigh, NC complex remained unchanged at 90% at September 30, 2001 and 2002. Occupancy at the Atlanta, GA complex decreased from 94% at September 30, 2001 to 88% at September 30, 2002. As of September 30, 2002, all available vacant spaces were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail properties was approximately $2.7 million for the nine months ended September 30, 2002, and approximately $2.4 million for the nine months ended September 30, 2001. Net investment income for the Partnership's retail properties was approximately $0.9 million for the quarters ended September 30, 2002 and September 30, 2001. The increase in the year-to-date net investment income for the retail sector is primarily due to the May 2001 acquisition of the retail center located in Hampton, VA.

The retail properties experienced a net unrealized loss of $1.4 million for the nine months ended September 30, 2002 and a net unrealized gain of $0.2 million for the nine months ended September 30, 2001. The retail center located in Roswell, GA experienced a net unrealized loss of $1.7 million for the first nine months of 2002 due to increased risk that a major tenant will not renew its lease, coupled with a deterioration in the market position of the property and lower market rents. Partially offsetting this loss, the retail center located in Hampton, VA experienced an unrealized gain of $0.3 million due to the addition of 20,000 rentable square feet and an increase in occupancy. Capital expenditures related to the construction of this new building coupled with the leasing of 88% of the new space have driven the increase in value.

The retail properties experienced a net unrealized gain of $0.2 million in the first nine months of 2001. The unrealized gain in 2001 was due to the market value appraisal received on the newly acquired retail center located in Hampton, VA.

The retail properties experienced a net unrealized loss of $0.2 million for the quarter ended September 30, 2002 and a net unrealized gain of $0.5 million for the quarter ended September 30, 2001. The retail center located in Roswell, GA experienced an unrealized loss of $0.3 million due to lower market rents due to deteriorating market conditions. This loss was offset by a gain of $0.1 million at the Hampton, VA retail center due to an increase in occupancy. The retail properties experienced a net unrealized gain of $0.5 million in the third quarter of 2001, due to the retail center based in Hampton, VA as discussed previously.

Occupancy at the retail center in Hampton, VA remained unchanged at 99% at September 30, 2001 and 2002. Occupancy at the shopping center located in Roswell, GA decreased from 94% at September 30, 2001 to 92% at September 30, 2002. As of September 30, 2002, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties increased from $0.3 million for the nine months ended September 30, 2001 to $1.1 million for the corresponding period ended September 30, 2002. Net investment income from property operations for the industrial properties increased to $0.4 million for the quarter ended September 30, 2002 from $0.1 million for the corresponding quarter ended September 30, 2001. The majority of this increase was due to increased occupancy at the properties located in Bolingbrook, IL and Salt Lake City, UT. On September 12, 2002 the industrial property located in Bolingbrook, IL was sold for a realized gain of $0.4 million. Average occupancy for the Bolingbrook, IL industrial property was 0% and 79% for the nine months ended September 30, 2001 and 2002, respectively. Average occupancy for the Salt Lake City, UT industrial property was 36% and 89% for the nine months ended September 30, 2001 and 2002, respectively.

The two industrial properties owned by the Partnership experienced a net unrealized gain of approximately $0.2 million for the nine months ended September 30, 2002 compared to a net unrealized loss of approximately $0.6 million in 2001. The majority of the unrealized gain in 2002 was attributable to the Aurora, CO industrial property. This gain of approximately $0.5 million was due to an increase in market rents. Offsetting this unrealized gain was the Salt Lake City, UT facility, which experienced a net unrealized loss of $0.3 million due to capital expenditures at the property that were not reflected as an increase in market value and softening market conditions.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.6 million during the first nine months of 2001. The majority of the unrealized loss in 2001 was attributable to the Salt Lake City, UT industrial property. This loss of approximately $0.6 million was due to significant leasing costs associated with a new tenant.

The occupancy at the Salt Lake City, Utah property increased from 77% at September 30, 2001 to 95% at September 30, 2002. The Aurora, CO property's occupancy rate remained unchanged at 75% at September 30, 2001 and 2002. As of September 30, 2002, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

During the nine months ended September 30, 2002, income from the investment located in Kansas City, KS and MO amounted to $0.2 million, a decrease of 66.6% from $0.5 million at September 30, 2001. During the quarters ended September 30, 2002 and 2001, income from the investment located in Kansas City, KS and MO amounted to $0.1 million. The decrease in the year-to-date equity in income of real estate partnership is due to a decrease in revenue associated with expansion of the existing grocery store anchor that commenced during the fourth quarter 2001. It is anticipated that upon completion, both occupancy and rental rates will increase.

The equity investment experienced a net unrealized gain of $0.1 million and a net unrealized gain of $0.4 million for the nine months ended September 30, 2002 and 2001, respectively. The unrealized gain of $0.1 million for the nine months ended September 30, 2002 was primarily due to renovations from the expansion of the existing grocery store anchor. The unrealized gain of $0.4 million during the first nine months of 2001 was primarily due to the addition of a tenant that provided a substantial amount of income to the center in rent and the addition of new space to house this tenant.

This equity investment experienced a net unrealized gain of $0.7 million and a net unrealized gain of $0.3 million in the third quarter of 2002 and 2001, respectively. The unrealized gain of $0.7 million experienced during the third quarter of 2002 was due to the same reason as mentioned above. The unrealized gain of $0.3 million in 2001 was due to the addition of the new tenant as discussed previously.

The retail portfolio located in Kansas City, KS and MO had an average occupancy of 90% at September 30, 2001, which decreased to 84% at September 30, 2002. As of September 30, 2002, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

The Partnership's investment in REITS was liquidated at the end of the fourth quarter of 2001.

During the first nine months of 2001, the Partnership's investment in REITS experienced an unrealized loss of $0.3 million. During the third quarter of 2001, the Partnership's investment in REITS experienced an unrealized loss of $2.3. These changes in unrealized loss and gain reflect changes in the market value of REIT shares held by the Partnership.

OTHER

Other net investment income decreased $0.3 million during the third quarter of 2002 compared to the corresponding period in 2001. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities. The decrease in 2002 is primarily due to a decrease in management fees due to the Partnership's liquidation of its entire investment in REIT shares.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews critical estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the Consolidated Financial Statements may change significantly.

The following sections discuss critical accounting policies applied in preparing our financial statements that are most dependent on the application of estimates and assumptions.

VALUATION OF INVESTMENTS

REAL ESTATE INVESTMENTS - The Partnership's investments in real estate are initially valued at their purchase price. Thereafter, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management is responsible to assure that the valuation process provides objective and accurate market value estimates.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of September 30, 2002 and 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 28.78% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at September 30, 2002:

                                                            Estimated Market               Average
                                     Maturity                    Value                  Interest Rate
                                                            (in $ millions)
                                --------------------------------------------------------------------------
Cash equivalents                    0-3 months                    $25.5                      1.43%
Short-term
investments                         3-12 months                     $0                        N/A

The table below discloses the Partnership's fixed and variable rate debt as of September 30, 2002. Approximately $18.6 million of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of September 30, 2002 was 5.735%.

September 30, 2002

Debt (in $ thousands),                 10/1/02-                                                                       Estimated
including current portion              12/31/02    2003      2004      2005        2006    Thereafter     Total      Fair Falue
-------------------------              --------    ----      ----      ----        ----    -----------    -----      ----------
Average Fixed Interest Rate              7.44%     7.45%     7.47%     7.49%       6.75%       6.75%        6.95%
Fixed Rate                               $138      $577      $619      $665      $8,361      $8,239      $18,599      $19,198
Variable Rate                              37       159       168       178       9,350         -          9,892       10,566
                                       ----------------------------------------------------------------------------------------
Total Mortgage Loans Payable             $175      $736      $787      $843     $17,711      $8,239      $28,491      $29,764
                                       ----------------------------------------------------------------------------------------

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Partnership, which would adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

                           CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                     -------

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

           3    Not Applicable

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

           10.3 Partnership Agreement of The Prudential Variable Contract Real Property Partnership filed as Exhibit (10C) to Pre-Effective Amendment No. 1 to Form S-1, Registration No. 33-20083, filed May 2, 1988, and incorporated herein by reference.

           11   Not Applicable

           15   None

           18   None

           19   None

           22   Not Applicable

           23   None

           24   Not Applicable

           b)   REPORT ON FORM 8-K

                Registration file number 033-20083-01 filed on August 16, 2002.

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

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  in respect of
                             The Prudential Variable
                         Contract Real Property Account
                                  (Registrant)
          ------------------------------------------------------------


Date:    November 14, 2002              By:  /s/ Arthur F. Ryan
      ------------------------               ------------------------------
                                             Arthur F. Ryan
                                             Chief Executive Officer

Date:    November 14, 2002              By:  /s/ Richard J. Carbone
      ------------------------               ------------------------------
                                             Richard J. Carbone
                                             Chief Financial Officer

                                CERTIFICATIONS

I, Arthur F. Ryan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Prudential Variable Contract Real Property Account;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                           /s/ Arthur F. Ryan
                            -----------------------
                                 Arthur F. Ryan
                            Chief Executive Officer

I, Richard J. Carbone, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Prudential Variable Contract Real Property Account;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                            /s/ Richard J. Carbone
                            -----------------------
                               Richard J. Carbone
                            Chief Financial Officer