Form 10-K
period 2002-12-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2003-03-31
CIK 846581

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002
                          -----------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


Commission file number 33-20083


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  in respect of

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               New Jersey                               22-1211670
  ------------------------------------        ---------------------------------
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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                        THE PRUDENTIAL VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (Registrant)


                                      INDEX
                                     ------

  Item                                                                      Page
  No.                                                                       No.
 -----                                                                     -----

         Cover Page

         Index                                                                2

PART I

   1.     Business                                                            3

   2.     Properties                                                          5

   3.     Legal Proceedings                                                   5

   4.     Submission of Matters to a Vote of Security Holders                 5

PART II

   5.     Market for the Registrant's Interests and Related Security
          Holder Matters                                                      6

   6.     Selected Financial Data                                             6

   7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           6

   7A.    Quantitative and Qualitative Disclosures About Market Risk         18

   8.     Financial Statements and Supplementary Data                        18

   9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           18

PART III

   10.    Directors and Executive Officers of the Registrant                 19

   11.    Executive Compensation                                             21

   12.    Security Ownership of Certain Beneficial Owners and Management     21

   13.    Certain Relationships and Related Transactions                     21

   14.    Controls and Procedures                                            22

PART IV

   15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K   23

          Exhibit Index                                                      23

          Signatures                                                         25

                                     PART I

ITEM 1. BUSINESS

Prudential Variable Contract Real Property Account (the "Real Property Account"), the Registrant, was established on November 20, 1986. Pursuant to New Jersey law, the Real Property Account was established as a separate investment account of Prudential Insurance Company of America ("Prudential"). The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life insurance and variable annuity contracts (the "Contracts") issued by Prudential Insurance Company of America.

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through an agreement among The Prudential Insurance Company of America, Pruco
Life Insurance Company, and Pruco Life Insurance Company of New Jersey (the "Partners"), to provide a means for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.

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

     Office Properties--The Partnership owns office properties in Lisle and Oakbrook Terrace, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 482,000 of which 57% or 273,000 square feet are leased for between 1 and 10 years. The Partnership's Morristown, New Jersey property, which had approximately 85,000 square feet, was sold on October 26, 2000.

     Apartment Complexes--The Partnership owns apartment complexes in Atlanta, Georgia and Raleigh, North Carolina. There are a total of 490 apartment units available of which 89% or 435 units are leased. Leases range from month to month to one year. In addition, on September 17, 1999, the Partnership invested in an apartment complex located in Jacksonville, Florida. This joint venture investment has a total of 458 units available of which 411 units or 90% are occupied. Leases range from month-to-month to one year. Also, on February 15, 2001, the Partnership invested in four apartment complexes located in Gresham/Salem, Oregon. This joint venture investment has a total of 492 units available of which 452 units or 92% are occupied. Leases range from month-to-month to one year.

     Retail Property--The Partnership owns a shopping center in Roswell, Georgia. The property is located approximately 22 miles north of downtown Atlanta on a 30 acre site. The square footage is approximately 316,000 of which 93% or 294,000 square feet is leased for between 1 and 10 years. On September 30, 1999 the Partnership invested in a retail portfolio located in the Kansas City, Missouri and Kansas areas. This joint venture investment has approximately 503,000 of net rentable square feet of which 87% or 437,000 square feet is leased for between 1 and 20 years. On May 17, 2001, the Partnership invested in a retail center located in the Hampton, Virginia. This joint venture investment has approximately 175,000 of net rentable square feet of which 100% is leased for between 1 and 20 years. On November 27, 2002, the Partnership invested in a retail center located in the Ocean City, Maryland. This joint venture investment has approximately 162,000 of net rentable square feet of which 99% or 160,000 square feet is leased for between 1 and 20 years.

     Industrial Properties--The Partnership owns warehouses and distribution centers in Aurora, Colorado, and Salt Lake City, Utah. Total square footage owned is approximately 460,000 of which 76% or 350,000 square feet are leased for between 1 and 10 years. The Partnership's Bolingbrook, Illinois property, which has approximately 225,000 square feet, was sold on September 12, 2002.

     Investment in Real Estate Trust--The Partnership liquidated its entire investment in REIT shares during December 2001.

The Partnership's investments are maintained so as to meet the diversification requirements set forth in Treasury Regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts. Section 817(h) requires, among other things, that the partnership will have no more than 55% of the assets invested in any one investment, no more than 70% of the assets will be invested in any two investments, no more than 80% of the assets will be invested in any three investments, and no more than 90% of the assets will be invested in any four investments. To comply with requirements of the State of Arizona, the Partnership will limit additional investments in any one parcel or related parcels to an amount not exceeding 10% of the Partnership's gross assets as of the prior fiscal year.

For information regarding the Partnership's investments, operations, and other significant events, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

The following is a description of general conditions in the U.S. real estate markets. It does not relate to specific properties held by the Partnership. The Partnership does not have widely diversified holdings; therefore, the discussions of vacancy rates, property values and returns in this section are not necessarily relevant to the Partnership's portfolio. These results are not indicative of future performance.

REAL ESTATE MARKET OVERVIEW

Falling capitalization rates and deteriorating market fundamentals were recurring themes in the US real estate markets in 2002, although not all property types or markets participated equally in either. Apartment and retail sectors had no trouble attracting capital despite weakening market fundamentals. Capitalization rates fell in many transactions. Other sectors, like offices and hotels, could attract capital only if the asset offered an attractive, safe yield. Overall, private institutional real estate investment, as measured by the NCREIF Index, produced a total return of 6.8% in 2002, down from 7.3% in 2001 and 12.3% in 2000. The total return for 2002 is well below the three and five-year annualized returns of 8.7% and 10.7%, respectively. Real estate returns also moderated in the public equity markets. Equity REITs, as measured by the NAREIT index, finished 2002 with a total return of 3.8%, down from a 13.9% total return in 2001. The 2002 total return was composed of 6.9% income return and a -3.1% decline in property values.

OFFICE MARKET

The office market deterioration that began in late 2000, continued through the end of 2002 as vacancy rates rose an additional 40 bps. According to Torto Wheaton Research (TWR), the average vacancy rate rose to 16.5% in the fourth quarter, up from 16.1% in the third quarter and 14.2% twelve months ago. The average vacancy rate in downtown areas rose to 13.3%, up from 12.8% as of the third quarter. Vacancies rose modestly in suburban markets as well, with the average vacancy rate rising to 18.3% in the fourth quarter from 18.1% in the third quarter.

Based on data from the NCREIF office index, private investment in US office real estate returned 0.21% during the fourth quarter of 2002, down from 0.86% in the third quarter. The current quarter's return was composed of 2.03% income and a -1.82% decline in property values. The total returns for Central Business District properties in the fourth quarter were cut in half after a strong third quarter. However, CBD returns still outpaced suburban property markets with total returns of 0.75% and -0.12%, respectively.

INDUSTRIAL MARKET

Market conditions continued to weaken in the industrial sector, as expected. The national availability rate increased 20 bp from 11% to 11.2% and 130 bps from twelve months prior. According to Torto Wheaton Research, new speculative supply and weak tenant demand are the main culprits behind the continued weakness.

Despite the weakening market conditions, the industrial sector outpaced office for the third straight year, delivering a total return of 6.70%. The fourth quarter total return for the industrial sector of the NCREIF index was 1.68%, down from 1.81% in the third quarter. The best performing industrial subtype in the fourth quarter was flex space, with a total return of 1.96%, followed by warehouse with a total return of 1.93%. The Research & Development (R&D) subtype delivered a total return of -1.25% in the fourth quarter, well off the 1.04% total return in the third quarter. However, R&D's returns were higher than 2001's fourth quarter estimate of -1.85%.

APARTMENT MARKET

According to REIS's estimates, the average vacancy rate among US apartments loosened in the fourth quarter of 2002, rising 40 bps to 6.3%. While market conditions appear to be stabilizing, the current vacancy rate is still up from the 4.8% rate at the end of 2001 and 330 bps higher than at year-end 2000. REIS reports that national same-unit rent growth for the fourth quarter was 0.4%, while the one-year rent growth was 1.1%.

According to the NCREIF apartment subindex, private investment in apartments returned 2.01% during the fourth quarter of 2002, down from 2.63% in the third quarter. The total third quarter return included 1.62% from income and 0.39% from appreciation. Low-rise apartment properties returned 2.31% in the fourth quarter, outperforming garden properties (2.03%) and high-rise properties (1.82%). Moreover, the low-rise apartment subtype was the only apartment subtype to show an increase in performance in the fourth quarter. Both high-rise and garden apartments dropped well below their respective third quarter returns but still outpaced fourth quarter 2001 estimates.

RETAIL MARKET

The retail sector paced all real estate property types in terms of market conditions and returns in 2002. REIS reports that the average vacancy rate at neighborhood and community centers rose just 10 bps in 2002 to 6.9%, while vacancy at all retail centers rose 30 bps to 12.4%. Class A regional malls managed to increase revenues in 2002 despite the ongoing struggles among department store anchors. With limited new mall development, dominant regional malls should continue to enjoy strong internal growth amid stable market fundamentals. Grocery-anchored shopping centers remained popular with investors, but the risks have increased. With Wal-Mart and Target continuing their push into the grocery business, the increased pressure on already thin margins is forcing further consolidation. This is particularly troublesome for the smaller, "garden variety" community shopping center where the grocer is the primary driver of traffic.

The retail sector posted an impressive total return of 4.60% in the fourth quarter and a 13.74% total return for 2002. Of the fourth quarter total return, 2.13% was attributable to income and 2.47% was from appreciation. The regional center subtype dethroned the power center as private real estate's top performing sector, with a total return of 5.76% in the fourth quarter. Super regional malls and neighborhood centers witnessed strong total returns of 5.73% and 4.46%, respectively. Community centers finished the quarter with a 3.82% total return, up from 2.52% in the third quarter. Power centers were the worst performing centers, with a total return of 3.66%.

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

As of December 31, 2002, there were approximately 36,225 contract owners of record investing in the Real Property Account.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                              2002            2001            2000            1999            1998
                                              ----            ----            ----            ----            ----
RESULTS OF OPERATIONS:
Total Investment Income .............    $ 27,077,048     $ 27,480,593     $ 26,387,938    $ 24,835,049     $ 27,163,552
                                         ------------     ------------     ------------    ------------     ------------
Net Investment Income ...............    $ 10,864,043     $ 12,350,306     $ 13,638,117    $ 13,279,589     $ 15,833,513
Net Realized and Unrealized (Loss)
  Gain on Investment in Partnership .      (8,517,663)      (2,547,749)       4,487,022      (7,217,046)       4,795,111
                                         ------------     ------------     ------------    ------------     ------------
Net Increase in Net Assets
  Resulting From Operations .........    $  2,346,380     $  9,802,557     $ 18,125,139    $  6,062,543     $ 20,628,624
                                         ------------     ------------     ------------    ------------     ------------

FINANCIAL POSITION:

                                                                    YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                             2002            2001            2000            1999            1998
                                             ----            ----            ----            ----            ----
Total Assets ........................    $229,720,113     $234,594,652     $221,512,296    $225,142,653     $244,249,272
                                         ------------     ------------     ------------    ------------     ------------
Long Term Lease Obligation ..........    $          0     $          0     $          0    $          0     $          0
                                         ------------     ------------     ------------    ------------     ------------
Mortgage Loan Payable ...............    $ 35,699,108     $ 28,994,521     $ 10,092,355    $ 10,184,662     $          0
                                         ------------     ------------     ------------    ------------     ------------

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

(a) LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Partnership's liquid assets consisting of cash and cash equivalents were $18.6 million, a decrease of $8.0 million from $26.6 million at December 31, 2001. This decrease was primarily due to distributions to the Partners of $16.1 million during 2002 offset by an increase in net cash flows from operations and the sale of the industrial property located in Bolingbrook, Illinois on September 12, 2002. Sources of liquidity include net cash flow from property operations and interest from short-term investments.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At December 31, 2002, 8.1% of the Partnership's assets consisted of cash and short term obligations.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment had been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2002, Prudential's equity interest in the Partnership, on a cost basis, under this commitment (held through the Real Property Accounts) was $44 million. Prudential did not make any contributions under this commitment during the 2002 fiscal year. This commitment terminated on December 31, 2002.

The Partnership made $16.1 million in distributions to the Partners during 2002, and $18.0 million in distributions, during 2001. Additional distributions may be made to the Partners during 2003 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

The Partnership completed one real estate acquisition during the year. The Partnership acquired a controlling interest in a 161,600 square foot retail center in Ocean City, Maryland. The Partnership funded $0.5 million during 2002 as part of this acquisition. A $7.4 million mortgage was also assumed in connection with this transaction. During the first twelve months of 2002, the Partnership spent approximately $2.6 million in capital expenditures. Approximately $1.3 million was associated with the development and expansion of the retail center located in Hampton, Virginia. The remaining $1.3 million balance was primarily associated with the HVAC upgrade at the office building located in Lisle, Illinois, roof replacement at the office building located in Oakbrook Terrace, Illinois, lobby upgrades at one of the Brentwood, Tennessee office buildings, and tenant improvements at the other Brentwood, Tennessee office building. The Partnership also increased its investment in real estate partnerships by approximately $2.9 million in connection with the development and expansion of a retail center located in Kansas City, Missouri.

(b) RESULTS OF OPERATIONS

The following is a brief year-to-date comparison of the Partnership's results of operations for the periods ended December 31, 2002, 2001, and 2000.

2002 VS. 2001

The following table presents a year-to-date comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                                                                    2002                    2001
                                                                               ------------             ------------
NET INVESTMENT INCOME:

Office properties ..........................................                   $  4,837,432             $  4,766,035
Apartment complexes ........................................                      3,089,744                3,735,912
Retail property ............................................                      3,612,435                2,950,333
Industrial properties ......................................                      1,429,036                  545,003
Equity in income of real estate partnership ................                        276,206                  686,801
Dividend income from real estate investment trust ..........                           --                  2,157,647
Other (including interest income, investment mgt fee, etc.)                      (2,380,810)              (2,491,425)
                                                                               ------------             ------------
TOTAL NET INVESTMENT INCOME ................................                   $ 10,864,043             $ 12,350,306
                                                                               ------------             ------------

NET UNREALIZED LOSS ON REAL ESTATE INVESTMENTS:

Office properties ..........................................                   $ (6,785,006)            $   (777,380)
Apartment complexes ........................................                       (856,188)                 415,417
Retail property ............................................                       (808,736)                 (94,504)
Industrial properties ......................................                        177,573               (2,105,641)
Interest in real estate partnership ........................                       (638,838)                 226,024
                                                                               ------------             ------------
TOTAL NET UNREALIZED LOSS ON REAL ESTATE INVESTMENTS .......                   $ (8,911,195)            $ (2,336,084)
                                                                               ------------             ------------

                                                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                                                                    2002                    2001
                                                                               ------------             ------------

NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:

Industrial properties ......................................                        395,110                     --
Real estate investment trust ...............................                         (1,578)                (211,665)
                                                                               ------------             ------------
TOTAL NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS ..                        393,532                 (211,665
                                                                               ------------             ------------
NET REALIZED AND UNREALIZED LOSS ON
   REAL ESTATE INVESTMENTS .................................                   $ (8,517,663)            $ (2,547,749)
                                                                               ============             ============

The Partnership's net investment income for the year ended December 31, 2002 was $10.9 million, a decrease of $1.5 million from $12.4 million when compared to the corresponding period in 2001. The Partnership's liquidation of its investment in REIT stocks during the fourth quarter last year resulted in no dividend income being received in 2002. Additionally, the occupancy at one of the Brentwood, Tennessee properties has decreased to 0% from 100% due to the move-out of the single tenant.

Equity in income of real estate partnership was $0.3 million for the twelve months of 2002, a decrease of $0.4 million, or 59.8%, from $0.7 million in the corresponding period in 2001. This decrease is due to a decrease in revenue associated with expansion of the existing grocery store anchor that commenced during the fourth quarter of 2001. It is anticipated that upon completion, both occupancy and rental rates will increase.

Dividend income from real estate investment trusts decreased approximately $2.2 million, or 100.0%, during the twelve months of 2002 compared to the corresponding period in 2001. These decreases were due to the Partnership's liquidation of its investment in REIT stocks during the 4th quarter of 2001.

Interest on short-term investments increased approximately $0.2 million or 53.6% for the year ended December 31, 2002 due primarily to higher average cash balance when compared to the corresponding period in 2001.

Administrative expense increased $0.8 million, or 32.8%, in the twelve months of 2002 compared to the corresponding period in 2001. These increases were primarily due to the Partnership's acquisition of a portfolio of apartment complexes located in Gresham and Salem, Oregon in 2001, a retail center located in Hampton, Virginia in 2001, and a retail center located in Ocean City, Maryland in 2002.

Interest expense increased $0.2 million, or 12.0%, in the twelve months of 2002 compared to the corresponding period in 2001. This increase was primarily due to the Partnership's assumption of a $9.0 million and a $10.3 million mortgage loan in conjunction with the acquisition of a controlling interest in a portfolio of apartment complexes located in Gresham and Salem, Oregon and a retail center located in Hampton, Virginia in 2001. There was also the additional assumption of a $7.4 million mortgage loan in conjunction with the acquisition of a controlling interest in a retail center located in Ocean City, Maryland in 2002.

The Partnership experienced a net unrealized loss of $8.9 million for the year ended December 31, 2002 compared to a net unrealized loss of $2.3 million during the corresponding period in 2001. The unrealized losses during 2002 were experienced in the office, apartment and retail sectors. The office properties recorded an unrealized loss of $6.8 million primarily due to the buildings located in Brentwood, Tennessee and Oakbrook Terrace, Illinois, where softening market conditions have resulted in reductions in market rental rates and increased leasing costs. In total, the apartment complexes in the portfolio experienced unrealized losses totaling $0.9 million for the twelve months of 2002. Weaker demand caused by higher rates of unemployment and a favorable interest rate environment for homebuyers has resulted in lower short-term occupancy and income projections. The retail sector also experienced a net unrealized loss of $0.8 million primarily due to uncertainty about a lease renewal by a major tenant.

OFFICE PROPERTIES

Net investment income from property operations for the office sector increased approximately $0.1 million, or 1.5%, for the year ended December 31, 2002 when compared to the corresponding period in 2001.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $6.8 million during the twelve months of 2002. The
Oakbrook Terrace, Illinois property experienced a net unrealized loss of approximately $3.3 million primarily due to softening market conditions and the lease expiration of a major tenant. One of the Brentwood, Tennessee properties experienced a net unrealized loss of approxi-
mately $1.4 million primarily due to the move-out of the single tenant at the property in July 2002. Though occupancy increased by 4%, the other Brentwood, Tennessee property experienced a net unrealized loss of approximately $1.3 million primarily due to softening market conditions. The Lisle, Illinois property experienced a net unrealized loss of approximately $0.6 million primarily due to impending tenant rollover and softening market conditions. The office property located in Beaverton, Oregon experienced an unrealized loss of approximately $0.1 million due to lower market rental rates and the near-term lease expiration of one of the tenants.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $0.8 million during the twelve months of 2001. One of the Brentwood, Tennessee properties experienced a net unrealized loss of approximately $0.7 million primarily due to the near-term expiration and expected move-out of the single tenant at the property in July 2002. The Beaverton, Oregon and the Lisle, Illinois office properties experienced a net unrealized loss of approximately $0.4 million and $0.2 million, respectively, primarily due to softening market conditions. Offsetting these unrealized losses was an unrealized gain of approximately $0.6 million at the office property located in Oakbrook Terrace, Illinois. This unrealized gain was attributable to the signing of two new leases, which brought the leased area from 55% to 79%.

Occupancy at one of the Brentwood, Tennessee office properties increased from 74% at December 31, 2001 to 78% at December 31, 2002. The other Brentwood, Tennessee office property decreased from 100% at December 31, 2001 to 0% at December 31, 2002. Occupancy at the Lisle, Illinois and Beaverton, Oregon office properties remained unchanged at 100% at December 31, 2001 and 2002. Occupancy at the Oakbrook Terrace, Illinois decreased from 79% at December 31, 2001 to 27% at December 31, 2002. As of December 31, 2002 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $3.1 million for the year ended December 31, 2002, a decrease of $0.6 million, or 17.3%, when compared to the corresponding period in 2001. These decreases were primarily due to a decrease in average occupancy at the Atlanta, Georgia apartment complex. Average occupancy for the Atlanta, Georgia apartment complex was 90% and 83% for the year ended December 31, 2001 and 2002, respectively. Additionally, rental concessions have been made in order to increase and/or maintain the occupancy thus resulting in lower revenue at all the apartment complexes.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.9 million for the year ended December 31, 2002 compared to a net unrealized gain of $0.4 million for the year ended December 31, 2001. Of the unrealized loss experienced in the twelve months of 2002, $1.3 million was experienced at the apartment complex located in Atlanta, Georgia. This unrealized loss was due to softening market conditions. The apartment complex located in Jacksonville, Florida experienced an unrealized loss of $0.2 million due to slightly higher expense estimates and softening market conditions. The apartment portfolio located in Gresham/Salem, Oregon, also experienced a net unrealized loss of $0.1 million primarily due to increases in operating expense levels and softening market conditions. Offsetting these losses, the apartment complex located in Raleigh, North Carolina experienced an unrealized gain of $0.7 million due to a reduced estimate of rent concessions and a reduction in certain operating expenses.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.4 million for the twelve months ended December 31, 2001. The majority of the unrealized gain experienced in 2001 was primarily due to the Atlanta, Georgia apartment complex that experienced an increase in value of $0.9 million due to sub-metering of the apartments for water usage and lower real estate taxes than previously estimated. The apartment complex portfolio located in Gresham and Salem, Oregon also experienced an increase in value of $0.4 million due to the completion of capital improvements and the reduction of administrative expense estimates. Offsetting these unrealized gains was the apartment complex located in Raleigh, North Carolina, which experienced a net unrealized loss of $0.5 million due to a decrease in occupancy. The apartment complex in Jacksonville, Florida also experienced a decrease in value of $0.4 million due to higher replacement reserve expenses, higher operating expense projections, and slightly lower market rent estimates.

Occupancy at the Atlanta, Georgia complex increased from 83% at December 31, 2001 to 90% at December 31, 2002. Occupancy at the Raleigh, North Carolina complex increased from 82% at December 31, 2001 to 88% at December 31, 2002. Occupancy at the apartment complex in Jacksonville,

Florida increased from 88% at December 31, 2001 to 90% at December 31, 2002. Occupancy at the Gresham and Salem, Oregon apartment complexes decreased from 93% at December 31, 2001 to 92% at December 31, 2002. As of December 31, 2002, all available vacant units were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail properties was approximately $3.6 million for the year ended December 31, 2002, and approximately $2.9 million for the year ended December 31, 2001. The increase in the year-to-date net investment income for the retail sector is primarily due to the May 2001 acquisition of the retail center located in Hampton, Virginia and the November 2002 acquisition of the retail center located in Ocean City, Maryland.

The retail properties experienced a net unrealized loss of $0.8 million for the year ended December 31, 2002 and a net unrealized loss of $0.1 million for the year ended December 31, 2001. The retail center located in Roswell, Georgia experienced a net unrealized loss of $1.7 million for the twelve months of 2002 due to the risk that a major tenant will not renew its lease, coupled with lower market rents. Partially offsetting this loss, the retail center located in Hampton, Virginia experienced an unrealized gain of $0.9 million due to the addition of 20,000 rentable square feet and an increase in occupancy.

The retail properties experienced a net unrealized loss of $0.1 for the twelve months ended December 31, 2001. The retail center located in Roswell, Georgia experienced a loss of $0.6 million for 2001 due to increased capital expenditures and a slight drop in occupancy. Offsetting this unrealized loss was an unrealized gain of $0.5 million resulting from the market value appraisal received on the newly acquired retail center located in Hampton, Virginia.

Occupancy at the retail center in Hampton, Virginia remained unchanged at 100% at December 31, 2001 and 2002. Occupancy at the shopping center located in Roswell, Georgia increased from 92% at December 31, 2001 to 93% at December 31, 2002. Occupancy at the retail center in Ocean City, Maryland was 99% at December 31, 2002. As of December 31, 2002, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties increased from $0.5 million for year ended December 31, 2001 to $1.4 million for the corresponding period ended December 31, 2002. The majority of this increase was due to higher revenues at the properties located in Bolingbrook, Illinois and Salt Lake City, Utah. On September 12, 2002 the industrial property located in Bolingbrook, Illinois was sold for a realized gain of $0.4 million. Average occupancy for the Bolingbrook, Illinois industrial property was 24% and 79% for the year ended December 31, 2001 and nine months ended September 30, 2002, respectively.

The industrial properties owned by the Partnership experienced a net unrealized gain of approximately $0.2 million for the year ended December 31, 2002 compared to a net unrealized loss of approximately $2.1 million in 2001. The majority of the unrealized gain in 2002 was attributable to the Aurora, Colorado industrial property. This gain of approximately $0.5 million was due to an increase in market rents. Offsetting this unrealized gain was the Salt Lake City, Utah facility, which experienced a net unrealized loss of $0.3 million due to capital expenditures at the property that were not reflected as an increase in market value and softening market conditions.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $2.1 million for the twelve months ended December 31, 2001. The majority of the unrealized loss in 2001 was attributable to the Salt Lake City, Utah industrial property. This loss of approximately $1.3 million was due to a decrease in market rents. The Bolingbrook, Illinois facility experienced a loss of $0.9 million due to a decrease in rental rates and softening market conditions.

The occupancy at the Salt Lake City, Utah property remained unchanged at 77% at December 31, 2001 and 2002. The Aurora, Colorado property's occupancy rate remained unchanged at 75% at December 31, 2001 and 2002. As of December 31, 2002, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

During the year ended December 31, 2002, income from the investment located in Kansas City, Kansas and Missouri amounted to $0.3 million, a decrease of 59.8% from $0.7 million at December 31, 2001. The decrease in the year-to-date equity in income of real estate partnership is due to a decrease in revenue associated with expansion of the existing grocery store anchor that commenced during the fourth quarter 2001. It is anticipated that upon completion, both occupancy and rental rates will increase.

The equity investment experienced a net unrealized loss of $0.6 million and a net unrealized gain of $0.2 million for the years ended December 31, 2002 and 2001, respectively. The unrealized loss of $0.6 million for the year ended December 31, 2002 was primarily due to renovations from the expansion of the existing grocery store anchor that have not been reflected yet in the market value of the property. The unrealized gain of $0.2 million for the twelve months ended December 31, 2001 was primarily due to the addition of a tenant that will provide a substantial amount of income to the center in rent and the addition of new space to house this tenant.

The retail portfolio located in Kansas City, Kansas and Missouri had an average occupancy of 90% at December 31, 2001, which decreased to 87% at December 31, 2002. As of December 31, 2002, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

The Partnership's investment in REITS was liquidated at the end of the fourth quarter of 2001.

During the twelve months ended December 31, 2001, the Partnership's remaining investment in REITS recognized a realized loss of $0.2 million due to the sale of the Partnership's remaining investment in REITs.

OTHER

Other net investment income increased $0.1 million during the year of 2002 compared to the corresponding period in 2001. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities. The increase in 2002 is primarily due to an increase in interest income from short-term investments offset by a decrease in management fees due to the Partnership's liquidation of its entire investment in REIT shares.

2001 VS. 2000

The following table presents a year-to-date comparison of the Partnership's sources of net investment income and realized and unrealized gains or losses by investment type.

                                                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                                                                    2001                    2000
                                                                               ------------             ------------
NET INVESTMENT INCOME:

Office properties ..........................................                   $  4,766,035             $  5,356,934
Apartment complexes ........................................                      3,735,912                3,446,245
Retail property ............................................                      2,950,333                2,772,438
Industrial properties ......................................                        545,003                1,257,146
Equity in income of real estate partnership ................                        686,801                  791,596
Dividend income from real estate investment trust ..........                      2,157,647                1,744,611
Other (including interest income, investment mgt fee, etc.)                      (2,491,425)              (1,730,853)
                                                                               ------------             ------------
TOTAL NET INVESTMENT INCOME ................................                   $ 12,350,306             $ 13,638,117
                                                                               ------------             ------------

NET UNREALIZED (LOSS) GAIN ON REAL ESTATE INVESTMENTS:

Office properties ..........................................                   $   (777,380)            $ (2,434,245)
Apartment complexes ........................................                        415,417                2,717,915
Retail property ............................................                        (94,504)                (264,300)
Industrial properties ......................................                     (2,105,641)                (935,721)
Interest in real estate partnership ........................                        226,024                  140,614
Real estate investment trusts ..............................                             --                2,618,815
                                                                               ------------             ------------
Total Net Unrealized (Loss) Gain on Real Estate Investments                    $ (2,336,084)            $  1,843,078
                                                                               ------------             ------------

                                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                                                   2001                     2000
                                                                               ------------             ------------

NET REALIZED (LOSS) GAIN ON REAL ESTATE INVESTMENTS

Office properties......................................................                  --                 186,920
Apartment complexes....................................................                  --                      --
Industrial properties..................................................                  --                      --
Interest in real estate partnership....................................                  --                      --
Real estate investment trust ...............................                       (211,665)               2,457,024
                                                                               ------------             ------------
TOTAL NET REALIZED (LOSS) GAIN ON REAL ESTATE INVESTMENTS ..                       (211,665)               2,643,944
                                                                               ------------             ------------
NET REALIZED AND UNREALIZED (LOSS) GAIN ON
   REAL ESTATE INVESTMENTS .................................                   $ (2,547,749)            $  4,487,022
                                                                               ============             ============

The Partnership's net investment income for the twelve months ended December 31, 2001 was $12.4 million, a decrease of $1.3 million from the corresponding period in the prior year. This decrease was primarily due to the sale of an office property located in Morristown, New Jersey in the fourth quarter of 2000.

Equity in income of real estate partnership was $0.7 million for the twelve months of 2001, a decrease of $0.1 million, or 13.2%, from $0.8 million in the corresponding period in 2000. The decrease is primarily due to a temporary decrease in rental rates at the retail portfolio located in Kansas City, Kansas and Missouri when compared to the prior year.

Dividend income from real estate investment trusts amounted to approximately $2.2 million for the twelve months ended December 31, 2001, an increase of approximately $0.4 million, or 23.7%, from approximately $1.7 million in the corresponding period in 2000. This increase was primarily due to an increase in the amount invested in REIT stocks subsequent to the 3rd quarter 2000.

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

OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $0.6 million, or 11.0%, for the twelve months ended December 31, 2001 when compared to the corresponding period in 2000. This was primarily due to the sale of the Morristown, New Jersey office center in October 2000.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $0.8 million during the twelve months of 2001. One of the Brentwood, Tennessee properties experienced a net unrealized loss of approximately $0.7 million primarily due to the near-term expiration and expected move-out of the single tenant at the property in July 2002. The Beaverton, Oregon and the Lisle, Illinois office properties experienced a net unrealized loss of approximately $0.4 million and $0.2 million, respectively, primarily due to softening market conditions. Offsetting these unrealized losses was an unrealized gain of approximately $0.6 million at the office property located in Oakbrook Terrace, Illinois. This unrealized gain was attributable to the signing of two new leases, which brought the leased area from 55% to 79%.

The office properties owned by the Partnership experienced a net unrealized loss of approximately $2.4 million during 2000. During 2000, the Oakbrook Terrace, Illinois property decreased $1.6 million in value due to a lease termination associated with 45% of the space and weaker market conditions. One of the Brentwood, Tennessee office properties also experienced a net unrealized loss of approximately $0.8 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

Occupancy at one of the Brentwood, Tennessee office properties decreased from 95% at December 31, 2000 to 74% at December 31, 2001, while occupancy at the other Brentwood, Tennessee location remained unchanged at 100%. Occupancy at the Lisle, Illinois office property increased from 88% at December 31, 2000 to 100% at December 31, 2001. Occupancy at the Beaverton, Oregon property remained unchanged at 100%. Occupancy at the Oakbrook Terrace, Illinois property decreased from 100% at December 31, 2000 to 79% at December 31, 2001. As of December 31, 2001 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $3.7 million for the twelve months ended December 31, 2001, an increase of $0.3 million, or 8.4%, when compared to the corresponding period in 2000. This increase was primarily due to the acquisition of the controlling interest in the apartment complex portfolio located in Gresham and Salem, Oregon.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.4 million for the twelve months ended December 31, 2001 compared to a net unrealized gain of $2.7 million for the twelve months ended December 31, 2000. The majority of the unrealized gain experienced in 2001 was primarily due to the Atlanta, Georgia apartment complex that experienced an increase in value of $0.9 million due to sub-metering of the apartments for water usage and lower real estate taxes than previously estimated. The apartment complex portfolio located in Gresham and Salem, Oregon also experienced an increase in value of $0.4 million due to the completion of capital improvements and the reduction of administrative expense estimates. Offsetting these unrealized gains was the apartment complex located in Raleigh, North Carolina, which experienced a net unrealized loss of $0.5 million due to a decrease in occupancy. The apartment complex in Jacksonville, Florida also experienced a decrease in value of $0.4 million due to higher replacement reserve expenses, higher operating expense projections, and slightly lower market rent estimates.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $2.7 million in 2000. The largest share of the unrealized gain for 2000 or $1.7 million was experienced by the apartment complex located in Atlanta, Georgia primarily due to increases in rental rates, stabilized occupancy, and lower operating expense estimates. The apartment complex located in Raleigh, North Carolina also experienced a net unrealized gain of $0.2 million due to increases in rental rates.

The occupancy at the Raleigh, North Carolina complex decreased from 92% at December 31, 2000 to 82% at December 31, 2001. Occupancy at the Atlanta, Georgia complex decreased from 98% at December 31, 2000 to 83% at December 31, 2001. Occupancy at the apartment complex in Jacksonville, Florida decreased from 91% at December 31, 2000 to 88% at December 31, 2001. Occupancy at the Gresham and Salem, Oregon apartment complexes averaged approximately 93% at December 31, 2001. As of December 31, 2001, all available vacant spaces were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail properties located in Roswell, Georgia and Hampton, Virginia was approximately $3.0 million for the twelve months ended December 31, 2001 and approximately $2.8 million for the twelve months ended December 31, 2000. The increase is primarily due to the acquisition of the controlling interest in the 154,540 square foot retail center based in Hampton, Virginia.

The retail properties experienced a net unrealized loss of $0.1 million and a net unrealized loss of $0.3 million for the twelve months ended December 31, 2001 and 2000, respectively. The retail center located in Roswell, Georgia experienced a loss of $0.6 million for 2001 due to increased capital expenditures and a slight drop in occupancy. Offsetting this unrealized loss was an unrealized gain of $0.5 million resulting from the market value appraisal received on the newly acquired retail center located in Hampton, Virginia.

The unrealized loss experienced in 2000 was due to the Roswell, Georgia property due to lower income projections, coupled with capital expenditures that did not increase the market value of the property.

Occupancy at the shopping center located in Roswell, Georgia decreased from 97% at December 31, 2000 to 92% at December 31, 2001. The newly acquired retail center in Hampton, Virginia had an occupancy of 99% at December 31, 2001. As of December 31, 2001, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased from $1.3 million for the twelve months ended December 31, 2000 to $0.5 million for the corresponding period ended December 31, 2001. The majority of these decreases were due to decreased occupancy at the properties located in Bolingbrook, Illinois and Salt Lake City, Utah. Even though the Salt Lake City, Utah location increased occupancy for the year, the new tenants did not move in until the end of the third quarter and there was significant vacancy at the Bolingbrook, Illinois facility for a portion of 2001.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $2.1 million for the twelve months ended December 31, 2001 compared to a net unrealized loss of approximately $0.9 million in 2000. The majority of the unrealized loss in 2001 was attributable to the Salt Lake City, Utah industrial property. This loss of approximately $1.3 million was due to a decrease in market rents. The Bolingbrook, Illinois facility experienced a loss of $0.9 million due to a decrease in rental rates and softening market conditions.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.9 million in 2000. The majority of the decrease for 2000 was attributable to the Aurora, Colorado industrial property, which had a loss of approximately $0.7 million due to more conservative assumptions regarding rental rates, lease-up time and terminal capitalization rates used by the appraiser. In addition, capital expenditures were incurred at the property that were not reflected as an increase in market value. The industrial property located in Bolingbrook, Illinois experienced an unrealized loss of $0.4 million in 2000. This loss was due to the expiration of the single tenant lease with no replacement tenant being signed as of yet. The space was leased during the fourth quarter of 2000 on a temporary basis, and partially leased at the end of 2001 to a different temporary tenant.

The occupancy at the Bolingbrook, Illinois property decreased from 100% at December 31, 2000 to 98% at December 31, 2001. The occupancy at the Salt Lake City, Utah property increased from 34% at December 31, 2000 to 77% at December 30, 2001. The Aurora, Colorado property's occupancy rate remained unchanged at 75% at December 31, 2000 and 2001. As of December 31, 2001, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

During the twelve months ended December 31, 2001, income from the investment located in Kansas City, Kansas and Missouri amounted to $0.7 million, a decrease of 13.2% from $0.8 million at December 31, 2000. The decrease is primarily due to a temporary decrease in rental rates.

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

The retail portfolio located in Kansas City, Kansas and Missouri had an average occupancy of 90% at December 31, 2001, which remained unchanged from December 31, 2000. As of December 31, 2001, all vacant spaces were being marketed.

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

(c) PER SHARE INFORMATION

Following is an analysis of the Partnership's net investment income and net realized and unrealized gain (loss) on investments, presented on a per share basis:

                                                                        01/01/2002    01/01/2001     01/01/2000
                                                                            to            to             to
                                                                        12/31/2002    12/31/2001     12/31/2000
                                                                        ----------    ----------     ----------

Revenue from real estate and improvements ......................         $ 3.22          $ 2.71         $ 2.32
Equity in income of real estate partnership ....................         $ 0.03          $ 0.08         $ 0.08
Dividend income from real estate investment trusts .............         $ 0.00*         $ 0.24         $ 0.18
Interest on short-term investments .............................         $ 0.06          $ 0.03         $ 0.13
                                                                         ------          ------         ------

TOTAL INVESTMENT INCOME ........................................         $ 3.31          $ 3.06         $ 2.71
                                                                         ------          ------         ------
Investment management fee ......................................         $ 0.30          $ 0.30         $ 0.28
Real estate taxes ..............................................         $ 0.35          $ 0.30         $ 0.25
Administrative expense .........................................         $ 0.41          $ 0.28         $ 0.25
Operating expense ..............................................         $ 0.64          $ 0.60         $ 0.44
Interest expense ...............................................         $ 0.24          $ 0.20         $ 0.07
Minority interest in consolidated partnership ..................         $ 0.04          $ 0.02         $ 0.00*
                                                                         ------          ------         ------

TOTAL INVESTMENT EXPENSES ......................................         $ 1.98          $ 1.70         $ 1.29
                                                                         ------          ------         ------

NET INVESTMENT INCOME ..........................................         $ 1.33          $ 1.36         $ 1.42
                                                                         ------          ------         ------
Net realized gain (loss) on real estate investments sold
   or converted ................................................         $ 0.05          $(0.02)        $ 0.27
                                                                         ------          ------         ------

Change in unrealized gain (loss) on real estate investments ....         $(1.07)         $(0.26)        $ 0.23
Less: Minority interest in unrealized gain (loss) on investments         $ 0.02          $ 0.00*        $ 0.04
                                                                         ------          ------         ------
Net unrealized gain (loss) on real estate investments ..........         $(1.09)         $(0.26)        $ 0.19
                                                                         ------          ------         ------

NET REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS ..................................         $(1.04)         $(0.28)        $ 0.46
                                                                         ======          ======         ======
Net change in share value ......................................         $ 0.29          $1.08          $ 1.88

Share value at beginning of period .............................         $23.82          $22.74         $20.86
                                                                         ------          ------         ------
Share value at end of period ...................................         $24.11          $23.82         $22.74
                                                                         ======          ======         ======
Ratio of expenses to average net assets (1) ....................           8.34%           7.26%          6.07%
Ratio of net investment income to average net assets (1) .......           5.59%           5.93%          6.49%
Number of weighted average shares outstanding
   during the period (000's) ...................................          8,193           8,922          9,831

ALL PER SHARE CALCULATIONS ARE BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING.
(1)--Average net assets are calculated based on an average of ending monthly net assets.
* Per Share amount less than $0.01 (rounded)

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

VALUATION OF INVESTMENTS

REAL ESTATE INVESTMENTS--The Partnership's investments in real estate are initially valued at their purchase price. Thereafter, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management is responsible to assure that the valuation process provides objective and accurate market value estimates.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 2002 and 2001.

INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS--Shares of real estate investment trusts (REITs) are generally valued at their quoted market price. These values may be adjusted for discounts relating to restrictions, if any, on the future sale of these shares, such as lockout periods or limitations on the number of shares which may be sold in a given time period. Any such discounts are determined by the Chief Real Estate Appraiser.

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

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at December 31, 2002:

                                                          ESTIMATED MARKET
                                                                VALUE               AVERAGE
                                          MATURITY         (IN $ MILLIONS)       INTEREST RATE
-----------------------------------------------------------------------------------------------
Cash equivalents..................       0-3 months             $18.6                1.15%
Short-term investments............       3-12 months             $0                   N/A

The table below discloses the Partnership's fixed and variable rate debt as of December 31, 2002. Approximately $25.9 million of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of December 31, 2002 was 3.235%.

DECEMBER 31, 2002

DEBT (IN $ THOUSANDS),                                                                                       ESTIMATED
INCLUDING CURRENT PORTION            2003      2004      2005       2006      2007    THEREAFTER    TOTAL   FAIR VALUE
-------------------------            ----      ----      ----       ----      ----    ----------    -----   ----------
Average Fixed Interest Rate......    7.43%     7.46%      7.47%       7.16%   7.18%       6.75%       7.79%
Fixed Rate.......................    $671      $719     $  774     $ 8,477    $588     $14,626     $25,855    $26,851
Variable Rate....................     231       242        250       9,121      --          --       9,844      9,589
----------------------------------------------------------------------------------------------------------------------
Total Mortgage Loans Payable.....    $902      $961     $1,024     $17,598    $588     $14,626     $35,699    $36,440
----------------------------------------------------------------------------------------------------------------------

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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                    DIRECTORS

ARTHUR F. RYAN--Chairman of the Board, Chief Executive Officer and President of Prudential since 1994 (current term expires June, 2003). Mr. Ryan is not a member of any of the following committees: Audit, Compensation and Corporate Governance, which are comprised solely of independent members of the Board of Directors. He is a member of all other Board committees, although he attends such meetings only when needed. Mr. Ryan was with Chase Manhattan Bank from 1972 to 1994, serving in various executive positions including President and Chief Operating Officer from 1990 to 1994 and Vice Chairman from 1985 to 1990. Other Directorships include: Regeneron Pharmaceuticals. Age 60.

FRANKLIN E. AGNEW--Director since 1994 (current term expires June, 2003). Member, Committee on Finance & Dividends; Member, Investment Committee. He has been an independent business consultant since January 1987. From 1989 through 1990, he served as the court appointed trustee in the reorganization of the Sharon Steel Corporation. Mr. Agnew was the Chief Financial Officer of H.J. Heinz Co. from July 1971 to June 1973 and a Senior Vice President and Group Executive from July 1973 through 1986. Other Directorships include: Bausch & Lomb, Inc. Age 68.

FREDERIC K. BECKER--Director since 1994 (current term expires June, 2003). Chairman, Audit Committee; Member, Corporate Governance Committee; Member,
Executive Committee. He has served as President of the law firm of Wilentz Goldman & Spitzer, P.C. since 1989 and has practiced law with the firm since 1960. Age 67.

GILBERT F. CASELLAS--Director since 1998 (current term expires June, 2003). Member, Committee on Business Ethics; Member, Committee on Finance & Dividends; Member, Investment Committee. He is President of Casellas & Associates, LLC, a consulting firm, in Washington, D.C. During 2001, he served as President and Chief Executive Officer of Q-linx, Inc. (software development). He served as the President and Chief Operating Officer of The Swarthmore Group, Inc. (investment company) from January 1999 to December 2000. Mr. Casellas was a partner in the law firm of McConnell Valdes LLP from 1998 to 1999; Chairman, U.S. Equal Employment Opportunity Commission from 1994 to 1998; and General Counsel, U.S. Department of Air Force from 1993 to 1994. Age 50.

JAMES G. CULLEN--Director since 1994 (current term expires June, 2003). Member, Compensation Committee; Member, Audit Committee. He served as the President and Chief Operating Officer of Bell Atlantic Corporation (global telecommunications) from December 1998 until his retirement in June 2000. Mr. Cullen was the President and Chief Executive Officer, Telecom Group, Bell Atlantic Corporation, from 1997 to 1998; Vice Chairman of Bell Atlantic Corporation from 1995 to 1997; and President of Bell Atlantic Corporation from 1993 to 1995. Other Directorships include: Johnson & Johnson and Agilent Technologies, Inc. Age 60.

ALLAN D. GILMOUR--Director since 1995 (current term expires June, 2003). Member, Investment Committee; Member, Committee on Finance & Dividends. He is the Vice Chairman and Chief Financial Officer of Ford Motor Company (automotive industry); he previously retired from Ford Motor Company as Vice Charman in 1995. During his 34-year career with Ford Motor Company, Mr. Gilmour has held a number of executive positions, including that of Chief Financial Officer and President of Ford Automotive Group. Other Directorships include: Whirlpool Corporation and DTE Energy Company. Age 68.

WILLIAM H. GRAY III--Director since 1991 (current term expires June, 2003). Chairman, Corporate Governance Committee; Member, Executive Committee; Member, Committee on Business Ethics. He has served as President and Chief Executive Officer of The College Fund/UNCF (philanthropic foundation) since 1991. Mr. Gray was a member of the U.S. House of Representatives from 1979 to 1991. Other Directorships include: JP Morgan Chase & Co., Rockwell International Corporation, Dell Computer Corporation, Pfizer, Inc., Viacom, Inc., Visteon Corporation, and Electronic Data Systems. Age 61.

JON F. HANSON--Director since 1991 (current term expires June, 2003). Member, Investment Committee; Member, Committee on Finance & Dividend. He has served as Chairman of The Hampshire Companies (real estate investment and property management) since 1976. Mr. Hanson served as the Chairman and Commissioner of the New Jersey Sports and Exposition Authority from 1982 to 1994. Other Directorships include: CD&L, Inc., HealthSouth Corp., and Pascack Community Bank. Age 66.

GLEN H. HINER--Director since 1997 (current term expires June, 2003). Member, Committee on Business Ethics; Member, Compensation Committee. He served as the Chairman and Chief Executive Officer of Owens Corning (advanced glass & building material systems) from 1992 until his retirement in 2002. Prior to joining Owens Corning, Mr. Hiner worked at General Electric Company starting in 1957. He served as Senior Vice President and Group Executive, Plastics Group, General Electric Company from 1983 to 1991. Other Directorships include: Dana Corporation. Age 68.

CONSTANCE J. HORNER--Director since 1994 (current term expires June, 2003). Member, Compensation Committee; Member, Corporate Governance Committee. She has been a Guest Scholar at The Brookings Institution (non-partisan research institute) since 1993, after serving as Assistant to the President of the United States and Director, Presidential Personnel from 1991 to 1993; Deputy Secretary,
U. S. Department of Health and Human Services from 1989 to 1991; and Director, U.S. Office of Personnel Management from 1985 to 1989. Ms. Horner was a Commissioner, U.S. Commission on Civil Rights from 1993 to 1998 and taught at Princeton University in 1994 and Johns Hopkins University in 1995. Other Directorships include: Foster Wheeler Ltd., Ingersoll-Rand Company, Ltd., and Pfizer, Inc. Age 61.

BURTON G. MALKIEL--Director since 1978 (current term expires June, 2003). Chairman, Investment Committee; Chairman, Committee on Finance & Dividends; Member, Executive Committee. He is the Chemical Bank Chairman's Professor of Economics at Princeton University, where he has served on the faculty from 1988 to the present and at other times since 1964. He was the Dean of the School of Organization and Management at Yale University from 1981 to 1988, and he was a member of the President's Council of Economic Advisors from 1975 to 1977. Other Directorships include: BKF Capital. Age 70.

IDA F.S. SCHMERTZ--Director since 1997 (current term expires June, 2003). Member, Audit Committee. She has been a Principal of Microleasing, LLC since 2001 and was Chairman of the Volkhov International Business Incubator from 1995 to 2002. Ms. Schmertz was a Principal of Investment Strategies International (investment consultant) from 1994 to 2000 and was with American Express Company from 1979 to 1994, holding several management positions including Senior Vice President, Corporate Affairs. Age 68.

RICHARD M. THOMSON--Director since 1976 (current term expires June, 2003). Chairman, Executive Committee; Chairman, Compensation Committee. He retired as Chairman of The Toronto-Dominion Bank (banking and financial services) in 1998, having retired as the Chief Executive Officer in 1997. He had served as Chairman and Chief Executive Officer since 1978. Prior to that time, Mr. Thomson held other management positions at The Toronto-Dominion Bank, which he joined in 1957. Other Directorships include: INCO, Limited, The Thomson Corporation, The Toronto-Dominion Bank, Stuart Energy Systems, Inc., Nexen Inc., and Trizec Properties, Inc. Age 69.

JAMES A. UNRUH--Director since 1996 (current term expires June, 2003). Member, Corporate Governance Committee; Member, Audit Committee. He became a founding member of Alerion Capital Group, LLC (private equity investment group) in 1998. Mr. Unruh was with Unisys Corporation (information technology services, hardware and software) from 1987 to 1997, serving as its Chairman and Chief Executive Officer from 1990 to 1997. Age 62.

STANLEY C. VAN NESS--Director since 1990 (current term expires June, 2003). Chairman, Committee on Business Ethics; Member, Executive Committee; Member, Audit Committee. He has been a partner in the law firm of Herbert, Van Ness, Cayci & Goodell since 1998. From 1990 to 1998, Mr. Van Ness was a partner in the law firm Picco Herbert Kennedy and from 1984 to 1990 he was a partner with Jamieson, Moore, Peskin and Spicer. He was a professor at Seton Hall University Law School from 1982 to 1984. Prior to that time he served as the first Public Advocate for the State of New Jersey. Other Directorships include: Jersey Central Power & Light Company. Age 69.

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                               PRINCIPAL OFFICERS

VIVIAN L. BANTA--She was elected and has served as Chief Executive Officer, Insurance Division, of The Prudential Insurance Company of America since August 2002. She served as Executive Vice President from March 2000 to August 2002 and Senior Vice President from January 2000 to March 2000. Prior to joining The Prudential Insurance Company of America, she was an independent consultant from 1998 to 1999 and served as Executive Vice President, Global Investor Services, Group Executive for Chase Manhattan Bank from 1991 to 1997. Age 52.

MARK B. GRIER--He was elected as Vice Chairman, Financial Management of The Prudential Insurance Company of America in August 2002. Since May 1995 he has variously served as Chief Financial Officer, Executive Vice President, Corporate Governance, Executive Vice President, Financial Management, and Vice Chairman, Financial Management, the position he holds at this time. Prior to joining The Prudential Insurance Company of America, Mr. Grier was an executive with Chase Manhattan Corporation. Age 50.

ROBERT C. GOLDEN--He was elected and has served as Executive Vice President of The Prudential Insurance Company of America since June 1997. Previously, he served as Executive Vice President and Chief Administrative Officer for Prudential Securities. Age 56.

RICHARD J. CARBONE--He was elected and has served as Senior Vice President and Chief Financial Officer of Prudential since July 1997. Prior to that, he served as the Global Controller and a Managing Director of Salomon, Inc. from July 1995 to June 1997, and Controller of Bankers Trust New York Corporation and a Managing Director and Controller of Bankers Trust Company from April 1988 to March 1993. From March 1993 to July 1995, he served as a Managing Director and Chief Administrative Officer of the Private Client Group at Bankers Trust Company. Age 54.

JOHN M. LIFTIN--He was elected and served as Senior Vice President and General Counsel of The Prudential Insurance Company of America since April 1998. Prior to that, Mr. Liftin was an independent consultant from 1997 to 1998 and Senior Vice President and General Counsel of Kidder, Peabody Group Inc. from 1987 to 1996. Age 59.

ANTHONY S. PISZEL--He was elected and has served as Senior Vice President and Controller of The Prudential Insurance Company of America since January 2000. He served as Vice President and Controller from 1998 to 2000, and Vice President from 1997 to 1998. Prior to 1997, he served as Chief Financial Officer, for the Individual Insurance Group. Age 48.

SHARON C. TAYLOR--She was elected and has served as Senior Vice President of The Prudential Insurance Company of America since June 2002. Ms. Taylor has been with Prudential since 1976, serving in various human resources management positions, including Vice President of Human Resources Communities of Practice from 2000 to 2002, Vice President, Human Resources & Ethics Officer, Individual Financial Services, from 1998 to 2000; Vice President, Staffing and Employee Relations from 1996 to 1998; Management Internal Control Officer from 1994 to 1996; and Vice President, Human Resources and Administration from 1993 to 1994. Age 48.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Related Transactions in note 7 of Notes to Financial Statements of the Partnership on page F-24.

ITEM 14: CONTROLS AND PROCEDURES


Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d under the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


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

              Schedule III. Real Estate Owned: Properties

              Schedule III. Real Estate Owned: Interest in Properties

              See the Index to Financial Statements and Supplementary Data on page F-1.

      3.      Documents Incorporated by Reference

              See the following list of exhibits.

      4.      Exhibits

              See the following list of exhibits.

(b)   None.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

      3.1 Amended Charter of The Prudential Insurance Company of America, filed as Exhibit 3.1.

      3.2 Amended By-Laws of The Prudential Insurance Company of America, filed as Exhibit 3.2.

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

      10.2 Partnership Agreement of The Prudential Variable Contract Real Property Partnership filed as Exhibit (10C) to Pre-Effective Amendment No. 1 to Form S-1, Registration Statement No. 33-20083, filed May 2, 1988, and incorporated herein by reference.

      11.     Not applicable.

      12.     Not applicable.

      13.     None.

      16.     None.

      18.     None.

      21.     Not applicable.

      22.     Not applicable.

      23.     None.

      24. Power of Attorney: F. Agnew, F. Becker, J. Cullen, A. Gilmour, W. Gray III, J. Hanson, G. Hiner, C. Horner, B. Malkiel, A. Ryan, I. Schmertz, R. Thomson, J. Unruh, S. Van Ness, incorporated by reference to Post-Effective Amendment No. 10 to Form S-1, Registration No. 33-20083, filed April 9, 1998 on behalf of The Prudential Variable Contract Real Property Account. G. Casellas incorporated by reference to Form S-6, Registration No. 333-64957, filed September 30, 1998 on behalf of The Prudential Variable Appreciable Account. R. Carbone incorporated by reference to Post-Effective Amendment No. 3 to Form N-4, Registration No. 333-23271, filed October 16, 1998 on behalf of The Prudential
              Discovery Select Group Variable Contract Account. A. Piszel incorporated by reference to Post-Effective Amendment No. 4 to Form N-4, Registration No. 333-23271, filed February 23, 1999 on behalf of The Prudential Discovery Select Group Variable Contract Account.

       99.1 Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanas-Oxley Act of 2002.

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


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  IN RESPECT OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
             ------------------------------------------------------
                                  (REGISTRANT)



Date:  March 25, 2003                           By:/s/ William J. Eckert, IV
       --------------                              -------------------------
                                                   William J. Eckert, IV
                                                   Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                         DATE
---------                             -----                         ----

*                      Chairman of the Board, President           March 25, 2003
--------------------   and Chief Executive Officer
Arthur F. Ryan

*                      Senior Vice President and Chief            March 25, 2003
--------------------   Financial Officer
Richard Carbone

*                      Senior Vice President and Comptroller      March 25, 2003
--------------------
Anthony S. Piszel



                                               *BY:/s/ Thomas C. Castano
                                                   ---------------------
                                                   THOMAS C. CASTANO
                                                   (ATTORNEY-IN-FACT)

SIGNATURE                           TITLE                       DATE
---------                           -----                       ----

*                                 Director                  March 25, 2003
--------------------
Franklin E. Agnew

*                                 Director                  March 25, 2003
--------------------
Frederic K. Becker

*                                 Director                  March 25, 2003
--------------------
Gilbert F. Casellas

*                                 Director                  March 25, 2003
--------------------
James G. Cullen

*                                 Director                  March 25, 2003
--------------------
Allan D. Gilmour

*                                 Director                  March 25, 2003
--------------------
William H. Gray, III

*                                 Director                  March 25, 2003
--------------------
Jon F. Hanson

*                                 Director                  March 25, 2003
--------------------
Glen H. Hiner, Jr.

*                                 Director                  March 25, 2003
--------------------
Constance J. Horner

*                                 Director                  March 25, 2003
--------------------
Burton G. Malkiel

*                                 Director                  March 25, 2003
--------------------
Ida F. S. Schmertz

*                                 Director                  March 25, 2003
--------------------
Richard M. Thomson

*                                 Director                  March 25, 2003
--------------------
James A. Unruh

*                                 Director                  March 25, 2003
--------------------
Stanley C. Van Ness


                                               *BY:/s/ Thomas C. Castano
                                                   ---------------------
                                                   THOMAS C. CASTANO
                                                   (ATTORNEY-IN-FACT)

                                 CERTIFICATIONS

I, Arthur F. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of The Prudential Variable Contract Real Property Account;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

/s/ Arthur F. Ryan
----------------------------------
Arthur F. Ryan
Chief Executive Officer

I, Richard J. Carbone, certify that:

1. I have reviewed this annual report on Form 10-K of The Prudential Variable Contract Real Property Account;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

/s/ Richard J. Carbone
----------------------------------
Richard J. Carbone
Chief Financial Officer

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (REGISTRANT)

                                      INDEX


                                                                                               Page
                                                                                               ----
A.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

     Financial Statements:

         Report of Independent Accountants..................................................    F-2

         Statements of Net Assets--December 31, 2002 and 2001...............................    F-3

         Statements of Operations--Years Ended December 31, 2002, 2001, 2000................    F-3

         Statements of Changes in Net Assets--Years Ended December 31, 2002, 2001, 2000.....    F-3

         Notes to Financial Statements .....................................................    F-4

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

     Financial Statements:

         Report of Independent Accountants .................................................    F-9

         Report of Independent Accountants on Financial Statement Schedules.................   F-10

         Statements of Assets and Liabilities--December 31, 2002 and 2001...................   F-11

         Statements of Operations--Years Ended December 31, 2002, 2001 and 2000.............   F-12

         Statements of Changes in Net Assets--Years Ended December 31, 2002, 2001 and 2000..   F-13

         Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000.............   F-14

         Schedule of Investments--December 31, 2002 and 2001................................   F-15

         Notes to Financial Statements......................................................   F-16

     Financial Statement Schedules:

         For the period ended December 31, 2002

         Schedule III--Real Estate Owned: Properties .......................................   F-22

         Schedule III--Real Estate Owned: Interest in Properties ...........................   F-23

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Contract Owners of
The Prudential Variable Contract Real Property Account and the Board of Directors of The Prudential Insurance Company of America


In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Account at December 31, 2002 and 2001, and the results of its operations and the changes in its net assets for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares at December 31, 2002 with The Prudential Variable Contract Real Property Partnership, provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
March 25, 2003

                             FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT


STATEMENTS OF NET ASSETS
December 31, 2002 and 2001

                                                                          2002              2001
                                                                       -----------       -----------
 ASSETS
   Investment in The Prudential Variable Contract
     Real Property Partnership.....................................    $74,450,070       $80,845,322
                                                                       -----------       -----------
   Net Assets......................................................    $74,450,070       $80,845,322
                                                                       ===========       ===========
NET ASSETS, REPRESENTING:
   Equity of contract owners.......................................    $53,487,480       $55,383,118
   Equity of The Prudential Insurance Company of America...........     20,962,590        25,462,204
                                                                       -----------       -----------
                                                                       $74,450,070       $80,845,322
                                                                       ===========       ===========
Units outstanding..................................................     39,356,910        42,938,170
                                                                       ===========       ===========

STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000

                                                                          2002              2001              2000
                                                                       -----------       -----------       -----------
INVESTMENT INCOME
Net investment income from Partnership operations..................    $ 4,422,199       $ 5,038,916       $ 5,516,671
                                                                       -----------       -----------       -----------
EXPENSES
Charges to contract owners for assuming mortality risk and
   expense risk and for administration ............................        439,519           451,312           441,647
                                                                       -----------       -----------       -----------
NET INVESTMENT INCOME..............................................      3,982,680         4,587,604         5,075,024
                                                                       -----------       -----------       -----------
NET REALIZED AND UNREALIZED GAIN
   (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership      (3,628,696)         (933,731)          779,624
Realized gain (loss) on sale of investments in Partnership.........        160,187           (86,359)        1,069,485
                                                                       -----------       -----------       -----------
NET GAIN (LOSS) ON INVESTMENTS.....................................     (3,468,509)       (1,020,090)        1,849,109
                                                                       -----------       -----------       -----------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS.......................................    $   514,171       $ 3,567,514       $ 6,924,133
                                                                       ===========       ===========       ===========

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2002, 2001 and 2000

                                                                          2002              2001              2000
                                                                       -----------       -----------       -----------
OPERATIONS
Net investment income..............................................    $ 3,982,680       $ 4,587,604       $ 5,075,024
Net change in unrealized gain (loss) on investments
   in Partnership..................................................     (3,628,696)         (933,731)          779,624
Net realized gain (loss) on sale of investments in Partnership ....        160,187           (86,359)        1,069,485
                                                                       -----------       -----------       -----------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS.......................................        514,171         3,567,514         6,924,133
                                                                       -----------       -----------       -----------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners ................................     (2,113,583)       (2,204,027)       (4,226,534)
Net withdrawals by The Prudential Insurance Company
   of America......................................................     (4,795,840)       (5,150,236)       (1,489,090)
                                                                       -----------       -----------       -----------
NET DECREASE IN NET ASSETS
   RESULTING FROM CAPITAL TRANSACTIONS.............................     (6,909,423)       (7,354,263)       (5,715,624)
                                                                       -----------       -----------       -----------
TOTAL INCREASE (DECREASE) IN NET ASSETS............................     (6,395,252)       (3,786,749)        1,208,509
NET ASSETS
   Beginning of year...............................................     80,845,322        84,632,071        83,423,562
                                                                       -----------       -----------       -----------
   End of year.....................................................    $74,450,070       $80,845,322       $84,632,071
                                                                       ===========       ===========       ===========

           SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-4 THROUGH F-8.

                      NOTES TO THE FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                DECEMBER 31, 2002

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

B. INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At December 31, 2002 and 2001 the Real Property Account's interest in the Partnership was 40.4% or 3,087,325 shares and 40.8% or 3,393,522 shares respectively.

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

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The number of shares (rounded) held by the Real Property Account in the Partnership and the Partnership net asset value per share (rounded) at December 31, 2002 and 2001 were as follows:


                                       DECEMBER 31, 2002     DECEMBER 31, 2001
                                       -----------------     -----------------

NUMBER OF SHARES (ROUNDED):                3,087,325             3,393,522
NET ASSET VALUE PER SHARE (ROUNDED):        $24.11                $23.82

NOTE 4: CHARGES AND EXPENSES

A. MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense risk charges are determined daily using an effective annual rate of 1.2%, 0.9%, 0.6% and 1.2% for PDISCO+, PVAL, PVAL $100,000 + face value, and VIP, respectively. Mortality risk is that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed related charges by Prudential.

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

NOTE 5: TAXES

Prudential is taxed as a "life insurance company" as defined by the Internal Revenue Code. The results of operations of the Real Property Account form a part of Prudential's consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Real Property Account. As such, no provision for the tax liability has been recorded in these financial statements.

NOTE 6: NET WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the real estate investment option in Prudential's variable insurance and variable annuity products for the years ended December 31, 2002, 2001 and 2000 were as follows:

2002:
-----

                                                                                   PVAL & PVAL
                                                                                    $100,000+
                                                   PDISCO+            VIP           FACE VALUE           TOTAL
                                                  ---------         --------       -----------       -----------
Contract Owner Net Payments:                      $       0        $  34,863       $ 5,048,419       $ 5,083,282
Policy Loans:                                             0                0        (1,343,092)       (1,343,092)
Policy Loan Repayments and Interest:                      0                0         1,404,190         1,404,190
Surrenders, Withdrawals, and Death Benefits:       (594,112)        (231,606)       (3,683,175)       (4,508,893)
Net Transfers To Other Subaccounts
   or Fixed Rate Option:                             51,964          121,250           385,036           558,250
Administrative and Other Charges:                       (38)          (2,616)       (3,304,666)       (3,307,320)
                                                  ---------        ---------       -----------       -----------
NET WITHDRAWALS BY CONTRACT OWNERS                $(542,186)       $ (78,109)      $(1,493,288)      $(2,113,583)
                                                  =========        =========       ===========       ===========

2001:
-----

                                                                                   PVAL & PVAL
                                                                                    $100,000+
                                                   PDISCO+            VIP           FACE VALUE           TOTAL
                                                  ---------         --------       -----------       -----------
Contract Owner Net Payments:                      $  24,129        $   2,656       $ 4,995,144       $ 5,021,929
Policy Loans:                                             0                0        (1,557,761)       (1,557,761)
Policy Loan Repayments and Interest:                      0                0         1,327,962         1,327,962
Surrenders, Withdrawals, and Death Benefits:       (579,346)        (205,982)       (3,392,906)       (4,178,234)
Net Transfers To Other Subaccounts
   or Fixed Rate Option:                            284,365          116,677            48,342           449,384
Administrative and Other Charges:                       (17)          (2,567)       (3,264,723)       (3,267,307)
                                                  ---------        ---------       -----------       -----------
NET WITHDRAWALS BY CONTRACT OWNERS                $(270,869)       $ (89,216)      $(1,843,942)      $(2,204,027)
                                                  =========        =========       ===========       ===========

2000:
-----

                                                                                   PVAL & PVAL
                                                                                    $100,000+
                                                   PDISCO+            VIP           FACE VALUE           TOTAL
                                                  ---------         --------       -----------       -----------
Contract Owner Net Payments:                      $   5,159        $  19,990       $ 5,269,026       $ 5,294,175
Policy Loans:                                             0                0        (1,571,876)       (1,571,876)
Policy Loan Repayments and Interest:                      0                0         1,091,619         1,091,619
Surrenders, Withdrawals, and Death Benefits:       (552,602)        (287,552)       (2,902,456)       (3,742,610)
Net Transfers To Other Subaccounts
   or Fixed Rate Option:                           (189,118)        (138,910)       (1,747,680)       (2,075,708)
Administrative and Other Charges:                    (2,200)          (3,126)       (3,216,808)       (3,222,134)
                                                  ---------        ---------       -----------       -----------
NET WITHDRAWALS BY CONTRACT OWNERS                $(738,761)       $(409,598)      $(3,078,175)      $(4,226,534)
                                                  =========        =========       ===========       ===========

NOTE 7: UNIT ACTIVITY

Transactions in units for the years ended December 31, 2002, 2001 and 2000 were as follows:

2002:
-----

                                                                                                            PVAL
                                                                                                          $100,000+
                                                                        PDISCO+     VIP         PVAL     FACE VALUE
                                                                       --------   --------   ----------  ----------
Company Contributions:   2,080,975   Contract Owner Contributions:      205,356    105,284   2,046,293   1,607,411
Company Redemptions:    (4,538,606)  Contract Owner Redemptions:       (504,137)  (148,174) (2,423,416) (2,012,246)

2001:
-----

                                                                                                            PVAL
                                                                                                          $100,000+
                                                                        PDISCO+     VIP         PVAL     FACE VALUE
                                                                       --------   --------   ----------  ----------
Company Contributions:   2,128,618   Contract Owner Contributions:      217,010     191,730  1,347,176   1,727,014
Company Redemptions:     4,750,574)  Contract Owner Redemptions:       (367,170)   (241,510)(1,754,622) (2,303,032)

2000:
-----

                                                                                                            PVAL
                                                                                                          $100,000+
                                                                        PDISCO+     VIP         PVAL     FACE VALUE
                                                                       --------   --------   ----------  ----------
Company Contributions:   3,189,909   Contract Owner Contributions:       44,707      46,444 10,576,369   5,685,549
Company Redemptions:    (3,804,712)  Contract Owner Redemptions:       (489,889)   (292,270)(11,527,290)(6,508,205)

NOTE 8: PURCHASES AND SALES OF INVESTMENTS

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                           DECEMBER 31, 2002   DECEMBER 31, 2001    DECEMBER 31, 2000
                                           -----------------   -----------------    -----------------
PURCHASES:                                    $         0         $         0          $         0
Sales:                                        $(7,348,942)        $(7,786,532)         $(6,157,271)

NOTE 9: FINANCIAL HIGHLIGHTS

Prudential Insurance Company of America (the "Company") sells a number of variable annuity and variable life insurance products. These products have unique combinations of features and fees that are charged against the contract owner's account balance. Differences in the fee structures result in a variety of unit values, expense ratios and total returns.

The following tables were developed by determining which products offered by Prudential Insurance Company of America have the lowest and highest total return. The summary may not reflect the minimum and maximum contract charges offered by the Company as contract owners may not have selected all available and applicable contract options as discussed in Note 1. The tables reflect contract owner units only.

               AT DECEMBER 31, 2002                              FOR THE YEAR ENDED DECEMBER 31, 2002
 -----------------------------------------------          ---------------------------------------------------
                                                                                EXPENSE             TOTAL
   UNITS           UNIT VALUE         NET ASSETS           INVESTMENT           RATIO**           RETURN***
  (000'S)        LOWEST-HIGHEST         (000'S)           INCOME RATIO*     LOWEST-HIGHEST     LOWEST-HIGHEST
 ---------    --------------------    ----------          -------------     --------------     --------------
  28,139      $1.81952 to $1.95560      $53,487               5.59%         0.60% to 1.20%     0.02% to 0.62%

               AT DECEMBER 31, 2001                              FOR THE YEAR ENDED DECEMBER 31, 2001
 -----------------------------------------------          ---------------------------------------------------
                                                                                EXPENSE             TOTAL
   UNITS           UNIT VALUE         NET ASSETS           INVESTMENT           RATIO**           RETURN***
  (000'S)        LOWEST-HIGHEST         (000'S)           INCOME RATIO*     LOWEST-HIGHEST     LOWEST-HIGHEST
 ---------    --------------------    ----------          -------------     --------------     --------------
  29,263      $1.81915 to $1.94357      $55,383               5.91%         0.60% to 1.20%     3.55% to 4.17%

The tables above reflect information for units held by contract owners. Prudential also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Prudential held 11,217,512 and 13,675,143 units representing $20,962,590 and $25,462,204 of net assets as of December 31, 2002 and 2001, respectively. Charges for mortality risk, expense risk and administrative expenses are used to purchase additional units in the account resulting in no impact to Prudential net assets. The total return of the Prudential units was 1.22% to 1.22% and 4.75% to 4.77% for the year ended December 31, 2002 and 2001, respectively.

* This amount represents the proportionate share of the net investment income from the underlying Partnership divided by the total average assets of the Account. This ratio excludes those expenses, such as mortality and expense charges, that result in direct reductions in the unit values.

** These ratios represent the annualized contract expenses of the separate account, consisting primarily of mortality and expense charges, for each period indicated. The ratios include only those expenses that result in a direct reduction to unit values. Charges made directly to contract owner accounts through the redemption of units and expenses of the underlying Partnership are excluded.

*** These amounts represent the total return for the periods indicated, including changes in the value of the underlying Partnership, and reflect deductions for all items included in the expense ratio. The total return does not include any expense assessed through the redemption of units; inclusion of these expenses in the calculation would result in a reduction in the total return presented.

NOTE 10: RELATED PARTY FOOTNOTE

Prudential and its affiliates perform various services on behalf of the Partnership in which the Account invests and may receive fees for the services performed. These services include, among other things, shareholder communications, preparation, postage, fund transfer agency and various other record keeping and customer service functions.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of The Prudential
Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedule of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the "Partnership") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
New York, New York
February 18, 2003

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Partners of The Prudential
Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated February 18, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
New York, New York
February 18, 2003

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------
                                                                                       2002              2001
                                                                                   ------------      ------------
ASSETS
REAL ESTATE INVESTMENTS-- At estimated market value:
   Real estate and improvements (cost: 12/31/2002-- $215,592,277;
      12/31/2001-- $212,044,159)................................................   $196,631,183      $197,970,877
   Real estate partnership (cost: 12/31/2002-- $9,931,394;
      12/31/2001-- $7,026,540)..................................................      8,978,324         6,712,308
                                                                                   ------------      ------------
      Total real estate investments.............................................    205,609,507       204,683,185
CASH AND CASH EQUIVALENTS.......................................................     18,591,149        26,615,645
DIVIDEND RECEIVABLE.............................................................             --            28,455
OTHER ASSETS (net of allowance for uncollectible accounts: 12/31/2002-- $69,000;
   12/31/2001-- $107,000).......................................................       5,519,457         3,267,367
                                                                                    ------------      ------------
      Total assets..............................................................    $229,720,113      $234,594,652
                                                                                    ============      ============
LIABILITIES
MORTGAGE LOANS PAYABLE..........................................................     35,699,108        28,994,521
ACCOUNTS PAYABLE AND ACCRUED EXPENSES...........................................      3,092,098         3,469,242
DUE TO AFFILIATES...............................................................        907,503           896,134
OTHER LIABILITIES...............................................................        911,245           972,410
MINORITY INTEREST...............................................................      4,756,653         2,111,709
                                                                                   ------------      ------------
      Total liabilities.........................................................     45,366,607        36,444,016
                                                                                   ------------      ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY................................................................    184,353,506       198,150,636
                                                                                   ------------      ------------
      Total liabilities and partners' equity....................................   $229,720,113      $234,594,652
                                                                                   ============      ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD...................................      7,644,848         8,317,470
                                                                                   ============      ============
SHARE VALUE AT END OF PERIOD....................................................         $24.11            $23.82
                                                                                   ============      ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------
                                                                          2002              2001              2000
                                                                       -----------       -----------      ------------
INVESTMENT INCOME:
  Revenue from real estate and improvements.....................       $26,345,500       $24,339,631      $ 22,570,851
  Equity in income of real estate partnership...................           276,209           686,801           791,596
  Dividend income...............................................                --         2,157,647         1,744,611
  Interest on short-term investments............................           455,339           296,514         1,280,880
                                                                       -----------       -----------      ------------
    Total investment income.....................................        27,077,048        27,480,593        26,387,938
                                                                       -----------       -----------      ------------
INVESTMENT EXPENSES:
  Operating.....................................................         5,261,674         5,328,004         4,390,001
  Investment management fee.....................................         2,486,639         2,694,130         2,705,589
  Real estate taxes.............................................         2,824,719         2,652,956         2,498,065
  Administrative................................................         3,345,192         2,518,644         2,411,390
  Interest expense..............................................         1,989,473         1,776,701           732,991
Minority interest...............................................           305,308           159,852            11,785
                                                                       -----------       -----------      ------------
    Total investment expenses...................................        16,213,005        15,130,287        12,749,821
                                                                       -----------       -----------      ------------
NET INVESTMENT INCOME...........................................        10,864,043        12,350,306        13,638,117
                                                                       -----------       -----------      ------------
REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE
  INVESTMENTS:
  Net proceeds from real estate investments sold................         6,282,075        53,417,000        46,617,017
  Less: Cost of real estate investments sold....................         9,101,381        50,300,836        55,269,357
    Realization of prior years' unrealized
      (loss) gain on real estate investments sold...............        (3,212,838)        3,327,829       (11,296,284)
                                                                       -----------       -----------      ------------
  Net gain (loss) realized on real estate
    investments sold............................................           393,532          (211,665)        2,643,944
                                                                       -----------       -----------      ------------
  Change in unrealized (loss) gain on real estate investments...        (8,739,488)       (2,311,404)        2,297,429
  Less: Minority interest in unrealized gain on real estate
    investments ................................................           171,707            24,680           454,351
                                                                       -----------       -----------      ------------
Net unrealized (loss) gain on real estate investments...........        (8,911,195)       (2,336,084)        1,843,078
                                                                       -----------       -----------      ------------
NET REALIZED AND UNREALIZED (LOSS) GAIN
  ON REAL ESTATE INVESTMENTS....................................        (8,517,663)       (2,547,749)        4,487,022
                                                                       -----------       -----------      ------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS............       $ 2,346,380       $ 9,802,557      $ 18,125,139
                                                                       ===========       ===========      ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------
                                                                          2002                2001              2000
                                                                        ------------      ------------      ------------
NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS:
  Net investment income.........................................         $10,864,043       $12,350,306       $13,638,117
  Net gain (loss) realized on real estate investments sold......             393,532          (211,665)        2,643,944
  Net unrealized (loss) gain from real estate investments.......          (8,911,195)       (2,336,084)        1,843,078
                                                                        ------------      ------------      ------------
    Net increase in net assets resulting from operations........           2,346,380         9,802,557        18,125,139
                                                                        ------------      ------------      ------------
NET DECREASE IN NET ASSETS RESULTING
  FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
  (2002 -- 672,622; 2001 -- 758,443; and
    2000-- 1,003,008 shares, respectively)......................         (16,143,510)      (18,000,000)      (22,000,000)
                                                                        ------------      ------------      ------------
      Net decrease in net assets resulting from
        capital transactions....................................         (16,143,510)      (18,000,000)      (22,000,000)
                                                                        ------------      ------------      ------------
NET DECREASE IN NET ASSETS......................................         (13,797,130)       (8,197,443)       (3,874,861)
NET ASSETS-- Beginning of year..................................         198,150,636       206,348,079       210,222,940
                                                                        ------------      ------------      ------------
NET ASSETS-- End of year........................................        $184,353,506      $198,150,636      $206,348,079
                                                                        ============      ============      ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                          2002              2001              2000
                                                                      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations................  $  2,346,380       $ 9,802,557      $ 18,125,139
Adjustments to reconcile net increase in net assets
  resulting from operations to net cash from operating activities:
    Net realized and unrealized loss (gain) on real estate
      investments                                                        8,517,663         2,547,749        (4,487,022)
    Equity in income of real estate partnership's
      operations in excess of distributions.........................       (53,459)         (686,801)         (791,596)
    Minority interest in operating activities.......................       305,308           159,852            11,785
    Bad debt expense................................................       184,242           108,358            96,785
    Decrease (increase) in:
      Dividend receivable...........................................        20,802           213,886          (110,799)
      Other assets..................................................    (2,436,336)         (449,444)         (169,489)
    Decrease (increase) in:
      Accounts payable and accrued expenses.........................      (377,144)          951,424          (449,796)
      Due to affiliates.............................................        11,369             8,700            17,957
      Other liabilities.............................................       (61,165)          303,201           143,316
                                                                      ------------      ------------      ------------
Net cash flows from operating activities............................     8,457,660        12,959,482        12,386,280
                                                                      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from real estate investments sold..................     6,282,075        53,417,000        46,617,017
    Acquisition of real estate......................................    (2,610,723)      (14,582,383)               --
    Acquisition of real estate partnership..........................            --                --                --
    Acquisition of real estate investment trust.....................            --       (18,403,928)      (34,157,332)
    Improvements and additional costs on prior purchases:
      Additions to real estate......................................    (2,629,708)       (4,373,073)       (4,215,157)
      Additions to real estate partnership..........................    (2,851,395)         (353,956)           (7,060)
    Sale (purchase) of marketable securities, net...................            --         4,916,494        (2,119,486)
                                                                      ------------      ------------      ------------
    Net cash flows from investing activities........................    (1,809,751)       20,620,154         6,117,982
                                                                      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Withdrawals by partners.........................................   (16,143,510)      (18,000,000)      (22,000,000)
    Principal payments on mortgage loans payable....................      (696,828)         (437,588)          (92,307)
    Distributions to minority interest partners.....................      (100,528)               --                --
    Contributions from minority interest partners...................     2,268,461           929,776           159,197
                                                                      ------------      ------------      ------------
Net cash flows from financing activities............................   (14,672,405)      (17,507,812)      (21,933,110)
                                                                      ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS.............................    (8,024,496)       16,071,824        (3,428,848)

CASH AND CASH EQUIVALENTS-- Beginning of year.......................    26,615,645        10,543,821        13,972,669
                                                                      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS-- End of year.............................  $ 18,591,149      $ 26,615,645      $ 10,543,821
                                                                      ============      ============      ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.










                                      -14

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                            DECEMBER 31, 2002                 DECEMBER 31, 2001
                                                     -----------------------------      ------------------------------
                                                                         ESTIMATED                          ESTIMATED
                                                                          MARKET                             MARKET
                                                         COST              VALUE             COST             VALUE
                                                     -----------------------------      ------------------------------
REAL ESTATE AND IMPROVEMENTS--
   PERCENTAGE OF NET ASSETS......................                            106.7%                               99.9%

Location                Description
----------------------------------------------------------------------------------------------------------------------
Lisle, IL               Office Building..........     $22,857,236      $13,854,988       $22,561,428       $14,193,539
Atlanta, GA             Garden Apartments........      15,715,772       17,523,063        15,696,606        18,752,139
Roswell, GA             Retail Shopping Center ..      32,895,282       24,903,969        32,878,304        26,625,833
Bolingbrook, IL         Warehouse................              --               --         9,039,620         5,826,782
Raleigh, NC             Garden Apartments .......      15,943,836       17,502,998        15,940,839        16,808,160
Brentwood, TN           Office Building..........      10,320,613        9,651,831         9,977,669        10,629,012
Oakbrook Terrace, IL    Office Building..........      14,205,396       11,213,142        14,015,481        14,359,009
Beaverton, OR           Office Building..........      11,890,209       10,800,005        11,989,204        10,988,123
Salt Lake City, UT      Industrial Building......       6,599,482        5,202,646         6,568,107         5,487,490
Aurora, CO              Industrial Building......      10,294,784       10,557,058        10,131,517         9,900,000
Brentwood, TN           Office Building..........       9,826,195        7,709,345         9,612,024         8,900,790
*  Jacksonville, FL     Garden Apartments........      19,745,855       19,800,000        19,711,225        20,400,000
*  Gresham/Salem, OR    Garden Apartments........      18,838,570       18,600,000        18,815,082        19,100,000
*  Hampton, VA          Retail Shopping Center...      16,446,909       19,300,000        15,107,053        16,000,000
*  Ocean City, MD       Retail Shopping Center...      10,012,138       10,012,138                --                --
                                                     --- --------     ------------      ------------      ------------
                                                     $215,592,277     $196,631,183      $212,044,159      $197,970,877
                                                     ============     ============      ============      ============
REAL ESTATE PARTNERSHIP--
   PERCENTAGE OF NET ASSETS......................                              4.9%                                3.4%

Location                Description
----------------------------------------------------------------------------------------------------------------------
Kansas City, KS; MO     Retail Shopping Centers .    $  9,931,394     $  8,978,324      $  7,026,540      $  6,712,308
                                                     =================================================================

*Real estate partnerships accounted for by the consolidation method.

                                                                                 DECEMBER 31, 2002          DECEMBER 31, 2001
                                                                              ------------------------   -----------------------
                                                                                            ESTIMATED                 ESTIMATED
                                                                 FACE AMOUNT     COST      MARKET VALUE    COST      MARKET VALUE
                                                                -----------   -----------  ------------ -----------  ------------
CASH AND CASH EQUIVALENTS--PERCENTAGE OF NET ASSETS..........                                     10.1%                     13.4%
Federal National Mortgage Assoc., 1.00%, January 02, 2003....   $ 6,928,000   $ 6,927,615  $ 6,927,615  $        --  $        --
Federal National Mortgage Assoc., 1.27%, January 17, 2003....     1,218,000     1,217,055    1,217,055           --           --
Federal Home Loan Mortgage Corp., 1.27%, January 21, 2003....     3,461,000     3,457,581    3,457,581           --           --
Federal National Mortgage Assoc., 1.27%, January 21, 2003....     1,288,000     1,286,819    1,286,819           --           --
Federal National Mortgage Assoc., 1.22%, February 10, 2003...     1,000,000       998,611      998,611           --           --
Federal National Mortgage Assoc., 1.22%, February 13, 2003...     2,070,000     2,066,913    2,066,913           --           --
Federal Farm Credit Banks, 1.22%, February 14, 2003..........     1,870,000     1,867,148    1,867,148           --           --
Federal Home Loan Mortgage 1.51%, January 2, 2002............    25,334,000            --           --   25,331,875   25,331,875
                                                                -----------   -----------  -----------   ----------  -----------
TOTAL CASH EQUIVALENTS.......................................    17,835,000    17,821,742   17,821,742   25,331,875   25,331,875
CASH  .......................................................       769,407       769,407      769,407    1,283,770    1,283,770
                                                                -----------   -----------  ----------   -----------  -----------
TOTAL CASH AND CASH EQUIVALENTS...............................  $18,604,407   $18,591,149  $18,591,149  $26,615,645  $26,615,645
                                                                ===========   ===========  ==========   ===========  ===========







              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

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

Prudential Real Estate Investors ("PREI") is part of the Prudential Investment Management unit ("PIM") and is a division of Prudential Investment Management, Inc., a subsidiary of Prudential Financial Inc. PREI provides investment advisory services to the Partnership's Partners pursuant to the terms of the Advisory Agreement as described in Note 9.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A: BASIS OF PRESENTATION--The accompanying consolidated financial statements are presented on the accrual basis of accounting. It is the Partnership's policy to consolidate those real estate partnerships in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in the consolidation.

      B: REAL ESTATE INVESTMENTS--The Partnership's investments in real estate are initially valued at their purchase price. Thereafter, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM is responsible to assure that the valuation process provides objective and accurate market value estimates. American Appraisal Associates (the "Appraisal Management Firm"), an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the objectivity and accuracy of the appraisal process.

          Real estate partnerships are valued at the Partnership's equity in net assets as reflected in the partnership's financial statements with properties valued as described above.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

          As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 2002, 2001, and 2000.

      C: REVENUE RECOGNITION--Revenue from real estate is earned in accordance with the terms of the respective leases. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated market value, net income is not reduced by depreciation or amortization expense.

      D: EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP--Equity in income from real estate partnership operations represents the Partnership's share of the current year's partnership income as provided for under the terms of the partnership agreements. As is the case with wholly-owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the partnership.

      E: MORTGAGE LOANS PAYABLE--Mortgage loans payable are stated at the principal amount of the obligation outstanding

      F: CASH AND CASH EQUIVALENTS--For purposes of the Consolidated Statements of Cash Flows, all short-term investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of Prudential Financial Inc. and are accounted for at market value.

      G: OTHER ASSETS--Cash of $237,732 and $160,635 at December 31, 2002 and 2001, respectively, was maintained by the properties for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities.

      H:  MARKETABLE   SECURITIES--Marketable   securities   are  highly  liquid
          investments with maturities of more than three months when purchased and are carried at estimated market value.

      I: FEDERAL INCOME TAXES--The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

      J: MANAGEMENT'S USE OF ESTIMATES IN THE FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

      K.  NEW   ACCOUNTING   PRONOUNCEMENTS--In   August  2001,   the  Financial
          Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." After careful consideration the Partnership has concluded that SFAS No. 144 does not apply to companies that follow the AICPA Audit and Accounting Guide, "Audits of Investment Companies."

          In April 2002, the FASB issued SFAS No. 145, which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Partnership will adopt SFAS No. 145 on January 1, 2003. The adoption of this statement is not expected to have a material effect on the consolidated financial statements of the Prudential Variable Contract Real Property Partnership.

          FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") was issued in January 2003. FIN 46 applies immediately to variable interest entities created or for which an interest is acquired after January 31, 2003. For all interests in variable interest entities acquired before February 1, 2003, FIN 46 goes into effect for periods beginning after June 15, 2003. The Partnership is evaluating the extent to which our equity investment may need to be consolidated as a result of this Interpretation. The Partnership's exposure to losses associated with this equity joint venture is limited to its carrying value in this investment.

NOTE 3: DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITY

Cash paid for interest during the years ended December 31, 2002, 2001, and 2000 was $1,989,473, $1,776,701, and $732,991, respectively.

During the fourth quarter 2002, in conjunction with the acquisition of a real estate investment, the Partnership assumed mortgage loan financing of $7.4 million.

During the first and second quarters of 2001, in conjunction with the acquisition of two real estate investments, the Partnership assumed mortgage loan financing of $9.0 million and $10.3 million, respectively.

NOTE 4: REAL ESTATE PARTNERSHIP

Real estate partnership is valued at the Partnership's equity in net assets as reflected by the partnership's financial statements with properties valued as indicated in Note 2B above. The partnership's combined financial position at December 31, 2002 and 2001, and results of operations for the years ended December 31, 2002, 2001, and 2000 are summarized as follows:

                                                         DECEMBER 31,
                                                     2002              2001
                                                 -----------       -----------
Partnership Assets and Liabilities
   Real Estate at estimated market value.......  $31,300,000       $28,300,000
   Other Assets................................    1,643,304         1,877,122
                                                 -----------       -----------
   Total Assets................................   32,943,304        30,177,122
                                                 -----------       -----------
   Mortgage loans payable......................   20,389,498        20,648,892
   Other Liabilities...........................      362,837           918,664
                                                 -----------       -----------
   Total Liabilities...........................   20,752,335        21,567,556
                                                 -----------       -----------
   Net Assets..................................  $12,190,969       $ 8,609,566
                                                 ===========       ===========
Partnership's Share of Net Assets..............  $ 8,978,324       $ 6,712,308
                                                 ===========       ===========

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                  YEAR ENDED DECEMBER 31,
                                                            2002          2001         2000
                                                         ----------    ----------    ----------
Partnership Operations
   Rental Revenue......................................  $4,170,038    $4,497,459    $4,223,801
   Real Estate Expenses and Taxes......................   3,717,425     3,536,948     3,292,500
                                                         ----------    ----------    ----------
   Net Investment Income...............................    $452,613      $960,511      $931,301
                                                         ==========    ==========    ==========
Partnership's Share of Net Investment Income...........    $276,209      $686,801      $791,596
                                                         ==========    ==========    ==========

NOTE 5: MORTGAGE LOANS PAYABLE:

Debt includes mortgage loans payable as summarized below:

                                                    PARTNERSHIP DEBT           PARTNERSHIP DEBT
                                                     AS OF 12/31/02             AS OF 12/31/01          AS OF 12/31/02
                                                --------------------------  -------------------------  -----------------
                                                             PARTNERSHIP'S               PARTNERSHIP'S
                                                  100% LOAN    SHARE OF      100% LOAN     SHARE OF    INTEREST MATURITY
                                                   BALANCE   LOAN BALANCE*    BALANCE    LOAN BALANCE*   RATE**   DATE
                                                -----------  -----------    -----------  ------------  --------  ------
MORTGAGES OF WHOLLY OWNED PROPERTIES & CONSOLIDATED PARTNERSHIPS
Jacksonville, FL                                $ 9,844,318  $ 9,527,331    $ 9,996,863   $ 9,293,084   3.24%***  2006
Gresham/Salem, OR                                 8,657,061    8,657,061      8,863,334     8,493,733   7.97%     2006
Hampton, VA                                       9,804,475    7,782,793     10,134,324     8,709,438   6.75%     2018
Ocean City, MD                                    7,393,254    3,165,791             --            --   7.24%     2008
----------------------------------------------------------------------------------------------------------------------
Total                                           $35,699,108  $29,132,976    $28,994,521   $26,496,255

MORTGAGE LOANS ON EQUITY PARTNERSHIP
Kansas City, MO - Ten Quivira                   $ 6,864,726  $ 5,055,871    $ 6,946,631   $ 5,121,057   8.16%     2007
Kansas City, MO - Ten Quivira Parcel                987,524      727,311        999,306       736,688   8.16%     2007
Kansas City, MO - Cherokee Hill                   3,172,260    2,336,369      3,212,174     2,368,015   7.79%     2007
Kansas City, KS - Devonshire                      2,200,342    1,620,552      2,226,609     1,641,456   8.16%     2007
Kansas City, MO - Willow Creek                    1,306,619      962,325      1,336,251       985,084   8.63%     2005
Kansas City, MO - Brywood Center                  5,858,028    4,314,437      5,927,921     4,370,064   8.16%     2007
----------------------------------------------------------------------------------------------------------------------
Total                                           $20,389,498  $15,016,865    $20,648,892   $15,222,363

Total Mortgage Loans Payable                                 $44,149,841                  $41,718,618   6.22%

* Represents the Partnership's interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2002 or 2001. It does not represent the Partnership's legal obligation.

** The Partnership's weighted average interest rate at December 31, 2002 and 2001 were 6.42% and 7.28%, respectively. The weighted average interest rates were calculated using the Partnership's annualized interest expense for each loan (derived using the same percentage as that in (*) above) divided by the Partnership's share of total debt.

*** Variable Rate Debt. The interest rate on the variable rate debt is adjusted annually. The rate is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. At December 31, 2002 and 2001, the rate was 3.235 % and 5.735%, respectively. As of December 31, 2002, the mortgage loans payable were payable as follows:

YEAR ENDING DECEMBER 31,                                        (000'S)
                                                               --------
   2003...................................................     $    902
   2004...................................................          961
   2005...................................................        1,024
   2006...................................................       17,600
   2007...................................................          588
   Thereafter.............................................       14,624
                                                               --------
   Total..................................................     $ 35,699
                                                               ========

The mortgage loans payable are secured by real estate investments with an estimated market value of $65,479,278.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

As of December 31, 2002, principal amounts of mortgage loans payable on the equity partnership mature as follows:

                                         100% LOAN BALANCE   PARTNERSHIP'S SHARE
YEAR ENDING DECEMBER 31,                      (000'S)              (000'S)
                                         -----------------   -------------------
   2003................................      $ 1,911               $ 1,408
   2004................................        1,911                 1,408
   2005................................        2,793                 2,057
   2006................................        1,770                 1,303
   2007................................       12,004                 8,841
                                             -------               -------
   Total...............................      $20,389               $15,017
                                             =======               =======

Based on borrowing rates available to the Partnership at December 31, 2002 for loans with similar terms and average maturities, the carrying value of the Partnership's mortgages on the consolidated partnerships approximates its estimated fair value. Different assumptions or changes in future market conditions could significantly affect estimated market value.

NOTE 6: CONCENTRATION RISK OF REAL ESTATE INVESTMENTS

At December 31, 2002, the Partnership had real estate investments located throughout the United States. The diversification of the account's holdings based on the estimated market values and established NCREIF regions is as follows:

                                                                     ESTIMATED
                                                                   MARKET VALUE
   REGION                                            REGION %         (000'S)
                                                    -----------    ------------
   Southeast.....................................       39%          $ 79,588
   Mideast.......................................       22%            44,582
   Pacific.......................................       14%            29,400
   East North Central............................       12%            25,068
   Mountain......................................        7%            15,760
   West North Central............................        4%             8,978
                                                                     --------
   Total.........................................                    $203,376
                                                                     ========

NOTE 7: LEASING ACTIVITY

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 2003 to 2022. At December 31, 2002, the aggregate future minimum base rental payments under non-cancelable operating leases by year and in the aggregate are as follows:


YEAR ENDING DECEMBER 31,                            (000'S)
                                                    -------
   2003..........................................   $11,665
   2004..........................................     9,647
   2005..........................................     8,996
   2006..........................................     8,035
   2007..........................................     7,087
   Thereafter....................................    21,101
                                                    -------
   Total.........................................   $66,531
                                                    =======

The above future minimum base rental payments exclude residential lease agreements, which accounted for 24% of the Partnership's 2002 annual rental income.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

NOTE 8: COMMITMENTS AND CONTINGENCIES

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and were to be returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment has been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2002, the cost basis of Prudential's equity interest in the Partnership under this commitment (held through the Real
Property Accounts) was $44 million. Prudential did not make any contributions during the 2002 fiscal year and terminated this commitment on December 31, 2002.

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential's management, the outcome of such matters will not have a significant effect on the Partnership.

NOTE 9: OTHER RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2002, 2001 and 2000 management fees incurred by the Partnership were $2.5 million, $2.7 million, and $2.7 million for each of the three years, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the years ended December 31, 2002, 2001 and 2000 were $132,380; $118,972; and $116,630, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2002, 2001 and 2000, the Partnership made the following distributions to the Partners:

YEAR ENDING DECEMBER 31,                      (000'S)
                                              -------
   2002.................................      $16,143
   2001.................................       18,000
   2000.................................       22,000

NOTE 10: SUBSEQUENT EVENTS

On January 28, 2003, the Partnership sold the industrial center located in Salt Lake City, UT for $5.8 million.

NOTE 11: FINANCIAL HIGHLIGHTS

                                                                      FOR THE TWELVE MONTHS ENDED
                                                               -----------------------------------------
                                                               DECEMBER 31, 2002       DECEMBER 31, 2001
                                                               -----------------       -----------------
PER SHARE(UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period........................        $23.82                  $22.74
INCOME FROM INVESTMENT OPERATIONS:
Net Investment income, before management fee................         $1.63                   $1.66
Management fee..............................................         (0.30)                  (0.30)
Net realized and unrealized (loss) gain on investments......         (1.04)                  (0.28)
   Net Increase in Net Assets Resulting from Operations.....          0.29                    1.08
                                                                    ------                  ------
NET ASSET VALUE, END OF PERIOD..............................        $24.11                  $23.82
                                                                    ======                  ======

TOTAL RETURN, BEFORE MANAGEMENT FEE (A):....................          2.52%                   6.14%
RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions).....................          $184                    $198
   Ratios to average net assets (b):
      Management Fee .......................................          1.28%                   1.27%

      Net Investment Income, before Management Fee..........          7.07%                   7.45%

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

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                   SCHEDULE III--REAL ESTATE OWNED: PROPERTIES

                                DECEMBER 31, 2002

                                    INITIAL COSTS TO THE PARTNERSHIP        COSTS
                                   ----------------------------------    CAPITALIZED
                                                           BUILDING &   SUBSEQUENT TO
DESCRIPTION                        ENCUMBRANCES   LAND    IMPROVEMENTS   ACQUISITION
-----------                        -----------    ----    ------------  -------------
PROPERTIES:
Office Building
Lisle, IL...........................   None    1,780,000   15,743,881    5,333,355
Garden Apartments
Atlanta, GA.........................   None    3,631,212   11,168,904   915,656(b)
Retail Shopping Center
Roswell, GA.........................   None    9,454,622   21,513,677    1,926,983
Office/Warehouse
Bolingbrook, IL.....................   None    1,373,199    7,302,518      418,011
Garden Apartments
Raleigh, NC.........................   None    1,623,146   14,135,553      185,137
Office Building
Brentwood, TN.......................   None    1,797,000    6,588,451    1,935,162
Office Park
Oakbrook Terrace, IL................   None    1,313,310   11,316,883    1,575,203
Office Building
Beaverton, OR.......................   None      816,415    9,897,307    1,176,487
Industrial Building
Salt Lake City, UT..................   None      582,457    4,805,676    1,211,349
Industrial Building
Aurora, CO..........................   None    1,338,175    7,202,411    1,754,198
Office Complex
Brentwood, TN.......................   None    2,425,000    7,063,755      337,440
                                             -----------  -----------   ----------
                                              26,134,536  116,739,016   16,768,981
                                             ===========  ===========   ==========
                              GROSS AMOUNT AT WHICH
                            CARRIED AT CLOSE OF YEAR
 ---------------------------------------------------------------------------------
              BUILDING &      2002                        YEAR OF         DATE
    LAND     IMPROVEMENTS     SALES   TOTAL (a)(b)(c)  CONSTRUCTION     ACQUIRED
    ----     ------------     -----   ---------------  ------------     --------


  1,780,000   21,077,236                22,857,236         1985         Apr., 1988

  3,631,212   12,084,560                15,715,772         1987         Apr., 1988

  9,462,951   23,432,331                32,895,282         1988         Jan., 1989

  1,373,199    7,720,529  (9,093,728)            0         1989         Feb., 1990

  1,623,146   14,320,690                15,943,836         1995         Jun., 1995

  1,797,377    8,523,236                10,320,613         1982         Oct., 1995

  1,313,821   12,891,575                14,205,396         1988         Dec., 1995

    845,887   11,044,322                11,890,209         1995         Dec., 1996

    702,323    5,897,159                 6,599,482         1997         Jul., 1997

  1,415,159    8,879,625                10,294,784         1997         Sep., 1997

  2,453,117    7,373,078                 9,826,195         1987         Oct., 1997
 ----------  -----------  ----------- ------------
 26,398,192  133,244,341  (9,093,728) 150,548,805
 ==========  ===========  =========== ============
                                                              2002         2001          2000
                                                          -----------   ----------    ----------
(a) Balance at beginning of year....                      158,410,798  154,613,404   172,606,825
   Additions:
      Acquistions...................                                0            0             0
      Improvements, etc.............                        1,231,735    3,797,394     2,480,354
   Deletions:
      Sale..........................                       (9,093,728)           0   (20,473,775)
                                                          -----------  -----------   -----------
Balance at end of year..............                      150,548,805  158,410,798   154,613,404
                                                          ===========  ===========   ===========

(b) Net of $1,000,000 settlement received from lawsuit.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

            SCHEDULE III - REAL ESTATE OWNED: INTEREST IN PROPERTIES

                                DECEMBER 31, 2002

                                     INITIAL COSTS TO THE PARTNERSHIP        COSTS
                                   -------------------------------------  CAPITALIZED
                                   ENCUMBRANCES              BUILDING &   SUBSEQUENT TO
DESCRIPTION                         AT 12/31/02     LAND    IMPROVEMENTS   ACQUISITION
-----------                        ------------     ----    ------------  -------------
INTEREST IN PROPERTIES:
Garden Apartments
Jacksonville, FL.................   9,844,318     2,750,000   14,650,743    2,345,112
Retail Shopping Center
Kansas City MO and KS*...........  15,016,865     5,710,916   15,211,504    3,053,317

Garden Apartments
Gresham/Salem, OR................   8,657,061     3,063,000   15,318,870      456,700

Retail Shopping Center
Hampton, VA......................   9,804,475     2,339,100   12,767,956    1,339,852
Retail Shopping Center
Ocean City, MD...................   7,393,254            --   10,012,138           --
                                   ----------    ----------   ----------  -----------
                                   50,715,973    13,863,016   67,961,211    7,194,981
                                   ==========    ==========   ==========  ===========
                           GROSS AMOUNT AT WHICH
                          CARRIED AT CLOSE OF YEAR
  -------------------------------------------------------------------------
                BUILDING &                         YEAR OF           DATE
    LAND       IMPROVEMENTS    TOTAL (a)(b)(c)  CONSTRUCTION       ACQUIRED
    ----       ------------    ---------------  ------------       --------


  2,750,000     16,995,855        19,745,855             1973    Sept., 1999

  5,710,916     18,264,821        23,975,737  Various Ranging    Sept., 1999
                                               From 1972-1992

  3,063,000     15,775,570        18,838,570  Various Ranging     Feb., 2001
                                               From 1971-1983

  3,276,520     13,170,388        16,446,908             1998     May, 2001

         --     10,012,138        10,012,138             1986     Nov., 2002
-----------    -----------     -------------
 14,800,436     74,218,772        89,019,208
===========    ===========     =============

                                                       2002         2001         2000
                                                    ----------   ----------    ---------
(a)   Balance at beginning of year                  60,659,900   25,121,329    22,587,869
   Additions:
      Acquistions................                   10,012,138   33,488,926             0
      Improvements, etc..........                    4,097,329    1,674,862     2,162,457
   Deletions:
      Sale.......................                            0            0             0

Encumbrances on Joint Ventures accounted
   for by the equity method......                      205,498      374,783       371,003
                                                   -----------  -----------    ----------
Balance at end of year...........                   74,974,865   60,659,900    25,121,329
                                                   ===========  ===========    ==========

*Partnership interest accounted for by the equity method.