Form 10-Q
period 2003-09-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2003-11-14
CIK 846581

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-20083


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  IN RESPECT OF

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW JERSEY                               22-1211670
----------------------------------------     -----------------------------------
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

END OF AMENDMENT _______________________________________________________________

================================================================================

                        THE PRUDENTIAL VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (REGISTRANT)


                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

A.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Statements of Net Assets--September 30, 2003 and December 31, 2002..  3

         Statements of Operations--Nine and Three Months Ended
         September 30, 2003 and 2002.........................................  3

         Statements of Changes in Net Assets--
         Nine and Three Months Ended September 30, 2003 and 2002.............  3

         Notes to the Financial Statements of the Account....................  4

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

         Consolidated Statements of Assets and Liabilities--
         September 30, 2003 and December 31, 2002............................  7

         Consolidated Statements of Operations--
         Nine and Three Months Ended September 30, 2003......................  8

         Consolidated Statements of Changes in Net Assets--
         Nine and Three Months Ended September 30, 2003 and 2002.............  9

         Consolidated Statements of Cash Flows--
         Nine and Three Months Ended September 30, 2003 and 2002............. 10

         Consolidated Schedules of Investments--
         September 30, 2003 and December 31, 2002............................ 11

         Notes to the Financial Statements of the Partnership................ 12

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risks......... 20

Item 4.  Controls and Procedures............................................. 22

PART II--OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders................. 22

Item 6.  Exhibits and Reports on Form 8-K.................................... 22

Signature Page............................................................... 24

                             FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
September 30, 2003 and December 31, 2002
                                           SEPTEMBER 30, 2003
                                               (UNAUDITED)     DECEMBER 31, 2002
                                           ------------------  -----------------
ASSETS
Investment in The Prudential Variable Contract
  Real Property Partnership ...........        $74,557,206        $74,450,070
                                               -----------        -----------
Net Assets ............................        $74,557,206        $74,450,070
                                               ===========        ===========
NET ASSETS, representing:
Equity of contract owners .............        $52,421,397        $53,487,480
Equity of The Prudential Insurance
  Company of America ..................         22,135,809         20,962,590
                                               -----------        -----------
                                               $74,557,206        $74,450,070
                                               ===========        ===========
Units outstanding .....................         39,608,471         39,356,910
                                               ===========        ===========
Portfolio shares held .................          3,087,325          3,087,325
Portfolio net asset value per share ...        $     24.15        $     24.11
Investment in portfolio shares, at cost        $21,633,439        $21,633,439

STATEMENTS OF OPERATIONS
For the nine and three months
ended September 30, 2003 and 2002          1/1/2003-9/30/2003  1/1/2002-9/30/2002  7/1/2003-9/30/2003  7/1/2002-9/30/2002
                                               (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                              ------------        ------------        ------------        ------------
INVESTMENT INCOME
Net investment income from Partnership
  operations ..........................       $  2,692,857        $  3,282,084        $    747,915        $    974,619
                                              ------------        ------------        ------------        ------------
EXPENSES
Charges to contract owners for assuming
  mortality risk and expense risk and
  for administration ..................            318,604             329,744             107,090             112,758
                                              ------------        ------------        ------------        ------------
NET INVESTMENT INCOME .................          2,374,253           2,952,340             640,825             861,861
                                              ------------        ------------        ------------        ------------
NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on
  investments in Partnership ..........         (2,773,937)         (3,055,690)           (813,884)           (103,432)
Net realized gain (loss) on sale of
  investments in Partnership ..........            188,216             162,491                   0             163,135
                                              ------------        ------------        ------------        ------------
NET GAIN (LOSS) ON INVESTMENTS ........         (2,585,721)         (2,893,199)           (813,884)             59,703
                                              ------------        ------------        ------------        ------------
NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS ....       $   (211,468)       $     59,141        $   (173,059)       $    921,564
                                              ============        ============        ============        ============
STATEMENTS OF CHANGES IN NET ASSETS
For the nine and three months ended
September 30, 2003 and 2002                1/1/2003-9/30/2003  1/1/2002-9/30/2002  7/1/2003-9/30/2003  7/1/2002-9/30/2002
                                               (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                              ------------        ------------        ------------        ------------
OPERATIONS
Net investment income .................       $  2,374,253        $  2,952,340        $    640,825        $    861,861
Net change in unrealized gain (loss) on
  investments in Partnership ..........         (2,773,937)         (3,055,690)           (813,884)           (103,432)
Net realized gain (loss) on sale of
  investments in Partnership ..........            188,216             162,491                   0             163,135
                                              ------------        ------------        ------------        ------------
NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS ....           (211,468)             59,141            (173,059)            921,564
                                              ------------        ------------        ------------        ------------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners ....           (824,304)         (1,226,858)           (528,774)           (592,866)
Net contributions (withdrawals) by
  The Prudential Insurance
  Company of America ..................          1,142,908          (3,646,182)            635,864          (4,497,160)
                                              ------------        ------------        ------------        ------------
NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM CAPITAL
  TRANSACTIONS ........................            318,604          (4,873,040)            107,090          (5,090,026)
                                              ------------        ------------        ------------        ------------
TOTAL INCREASE (DECREASE)
  IN NET ASSETS .......................            107,136          (4,813,899)            (65,969)         (4,168,462)
NET ASSETS
Beginning of period ...................         74,450,070          80,845,322          74,623,175          80,199,885
                                              ------------        ------------        ------------        ------------
End of period .........................       $ 74,557,206        $ 76,031,423        $ 74,557,206        $ 76,031,423
                                              ============        ============        ============        ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      NOTES TO THE FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

The interim financial data as of September 30, 2003 and for the nine and three months ended September 30, 2003 and September 30, 2002 is unaudited ; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B. INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At September 30, 2003 and December 31, 2002 the Real Property Account's interest in the Partnership was 40.4% or 3,087,325 shares.

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

NOTE 4: TAXES

Prudential is taxed as a "life insurance company" as defined by the Internal Revenue Code. The results of operations of the Real Property Account form a part of Prudential's consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Real Property Account. As such, no provision for the tax liability has been recorded in these financial statements.

NOTE 5: NET WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in The Prudential Insurance Company of America's variable insurance and variable annuity products for the nine and three months ended September 30, 2003 and 2002, were as follows:

                              NINE MONTHS ENDED            THREE MONTHS ENDED
                                SEPTEMBER 30,                 SEPTEMBER 30,
                             2003          2002           2003           2002
                         ----------     ----------     ----------     ----------
                                 (UNAUDITED)                  (UNAUDITED)

PDISCO+/VIP              $  391,174     $  492,490     $  261,122     $   25,424
PVAL/PVAL
$100,000+ FACE VALUE        433,130        734,368        267,652        567,442
                         ----------     ----------     ----------     ----------
TOTAL                    $  824,304     $1,226,858     $  528,774     $  592,866
                         ==========     ==========     ==========     ==========


NOTE 6: PARTNERSHIP DISTRIBUTIONS

As of September 30, 2003, no distributions had been made for the current year from the Partnership. For the year ended December 31, 2002, the Partnership made distributions of $16.1 million. The Prudential Real Property Accounts' share of this distribution was $7.3 million.


NOTE 7: UNIT INFORMATION

Outstanding units and unit values at September 30, 2003 and December 31, 2002 were as follows:

                                   SEPTEMBER 30, 2003
                                       (UNAUDITED)           DECEMBER 31, 2002
                                   ------------------       -------------------

UNITS OUTSTANDING:                     39,608,471               39,356,910
UNIT VALUE:                        1.80596 to 1.94962       1.81952 to 1.95560

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                    SEPTEMBER 30, 2003
                                                                       (UNAUDITED)       DECEMBER 31, 2002
                                                                    ------------------   -----------------
ASSETS
REAL ESTATE INVESTMENTS--At estimated market value:
   Real estate and improvements
      (cost: 09/30/2003-- $215,175,886; 12/31/2002-- $215,592,277)     $191,039,305        $196,631,183
   Real estate partnership
      (cost: 09/30/2003-- $10,797,123; 12/31/2002-- $9,931,394) ..        8,961,574           8,978,324
                                                                       ------------        ------------
        Total real estate investments ............................      200,000,879         205,609,507
   CASH AND CASH EQUIVALENTS .....................................       31,817,774          18,591,149
   OTHER ASSETS (net of allowance for uncollectible accounts:
      09/30/2003-- $88,200; 12/31/2002-- $69,000) ................        5,095,082           5,519,457
                                                                       ------------        ------------
        Total assets .............................................     $236,913,735        $229,720,113
                                                                       ============        ============

LIABILITIES
MORTGAGE LOANS PAYABLE ...........................................       43,793,110          35,699,108
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ............................        3,054,881           3,092,098
DUE TO AFFILIATES ................................................          999,899             907,503
OTHER LIABILITIES ................................................          901,747             911,245
MINORITY INTEREST ................................................        3,545,302           4,756,653
                                                                       ------------        ------------
        Total liabilities ........................................       52,294,939          45,366,607
                                                                       ------------        ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY .................................................      184,618,796         184,353,506
                                                                       ------------        ------------
        Total liabilities and partners' equity ...................     $236,913,735        $229,720,113
                                                                       ============        ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD ....................        7,644,848           7,644,848
                                                                       ============        ============
SHARE VALUE AT END OF PERIOD .....................................           $24.15              $24.11
                                                                       ============        ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED              THREE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ----------------------------     ----------------------------
                                                         2003             2002              2003            2002
                                                     ------------    ------------     ------------    ------------
INVESTMENT INCOME:
   Revenue from real estate and improvements ....    $ 18,037,709    $ 19,368,812     $  5,905,056    $  6,121,877
   Equity in income of real estate partnership ..         488,635         160,446          183,672          94,676
   Interest on short-term investments ...........         208,244         373,656           81,022         147,100
                                                     ------------    ------------     ------------    ------------
        Total investment income .................      18,734,588      19,902,914        6,169,750       6,363,653
                                                     ------------    ------------     ------------    ------------
EXPENSES:
   Investment managment fee .....................       1,838,933       1,879,044          652,741         634,957
   Real estate taxes ............................       2,005,379       2,035,545          672,615         641,400
   Administrative ...............................       2,550,588       2,505,801          931,685         898,830
   Operating ....................................       3,693,883       3,753,076        1,375,015       1,231,157
   Interest expense .............................       1,783,992       1,524,079          624,153         506,013
   Minority interest ............................         193,751         155,596           61,551          57,085
                                                     ------------    ------------     ------------    ------------
        Total investment expenses ...............      12,066,526      11,853,141        4,317,760       3,969,442
                                                     ------------    ------------     ------------    ------------
NET INVESTMENT INCOME ...........................       6,668,062       8,049,773        1,851,990       2,394,211
                                                     ------------    ------------     ------------    ------------
REALIZED AND UNREALIZED (LOSS) GAIN ON
   REAL ESTATE INVESTMENTS
Net proceeds from real estate
   investments sold .............................       5,689,488       6,287,075               --       6,281,000
   Less: Cost of real estate investments sold ...       6,620,263       9,101,381               --       9,093,728
         Realization of prior periods' unrealized
         loss on real estate investments sold ...      (1,396,836)     (3,212,838)              --      (3,263,069)
                                                     ------------    ------------     ------------    ------------
   Net realized gain on real estate
   investments sold .............................         466,061         398,532               --         450,341
                                                     ------------    ------------     ------------    ------------
   Change in unrealized loss on real estate
   investments ..................................      (7,454,802)     (7,541,141)    $ (1,570,950)       (139,886)
   Less: Minority interest in unrealized (loss)
   gain on investments ..........................        (585,969)        (45,265)         444,393         170,283
                                                     ------------    ------------     ------------    ------------
   Net unrealized loss on real estate
   investments ..................................      (6,868,833)     (7,495,876)      (2,015,343)       (310,169)
                                                     ------------    ------------     ------------    ------------
NET REALIZED AND UNREALIZED (LOSS) GAIN
   ON REAL ESTATE INVESTMENTS ...................      (6,402,772)     (7,097,344)      (2,015,343)        140,172
                                                     ------------    ------------     ------------    ------------
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS ....................    $    265,290    $    952,429     $   (163,353)   $  2,534,383
                                                     ============    ============     ============    ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2003              2002
                                                                     -------------     -------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:
   Net investment income ........................................    $   6,668,062     $   8,049,773
   Net gain realized on real estate investments sold ............          466,061           398,532
   Net unrealized loss from real estate investments .............       (6,868,833)       (7,495,876)
                                                                     -------------     -------------
   Net increase in net assets resulting from operations .........          265,290           952,429
                                                                     -------------     -------------
NET DECREASE IN NET ASSETS RESULTING
   FROM CAPITAL TRANSACTIONS:
   Withdrawals by partners
      (09/30/2003--0 shares; 09/30/2002--477,261 shares) ........               --       (11,425,060)
                                                                     -------------     -------------
   Net decrease in net assets resulting from capital transactions               --       (11,425,060)
                                                                     -------------     -------------
NET INCREASE (DECREASE) IN NET ASSETS ...........................          265,290       (10,472,631)
NET ASSETS--Beginning of period .................................      184,353,506       198,150,636
                                                                     -------------     -------------
NET ASSETS--End of period .......................................    $ 184,618,796     $ 187,678,005
                                                                     =============     =============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS           NINE MONTHS
                                                                                      ENDED                 ENDED
                                                                               SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                                               ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase increase in net assets resulting from operations ...........     $    265,290          $    952,429
   Adjustments to reconcile net increase (decrease) increase in net assets resulting from operations to net cash flows from operating activities:
         Net realized and unrealized loss on investments ...................        6,402,772             7,097,344
         Equity in income of real estate partnership in excess/
           (less than) distributions .......................................          460,343              (160,446)
         Minority interest from operating activities .......................          193,751               155,596
         Bad debt expense ..................................................          146,108                97,801
         Increase in:
           Dividend receivable .............................................               --                20,802
           Other assets ....................................................          278,266               463,056
         (Decrease) Increase in:
           Accounts payable and accrued expenses ...........................          (37,217)             (619,068)
           Due to affiliates ...............................................           92,396                22,981
           Other liabilities ...............................................           (9,498)              (53,115)
                                                                                 ------------          ------------
   Net cash flows from operating activities ................................        7,792,211             7,977,380
                                                                                 ------------          ------------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold ..........................        5,689,488             6,287,075
   Additions to real estate ................................................       (4,640,975)           (1,900,289)
   Additions to real estate partnership ....................................       (1,326,071)           (1,473,929)
                                                                                 ------------          ------------
   Net cash flows (used in) from investing activities ......................         (277,558)            2,912,857
                                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage loan payable .............................         (655,998)             (503,895)
   Proceeds from mortgage loan payable .....................................        8,750,000                    --
   Withdrawls by Partners ..................................................               --           (11,425,060)
   Distributions to minority interest partners .............................       (2,382,496)              (86,793)
   Contributions from minority interest partners ...........................              466                31,371
                                                                                 ------------          ------------
   Net cash flows from (used in) financing activities ......................        5,711,972           (11,984,377)
                                                                                 ------------          ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................       13,226,625            (1,094,140)

CASH AND CASH EQUIVALENTS--Beginning of period .............................       18,591,149            26,615,645
                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS--End of period ...................................     $ 31,817,774          $ 25,521,505
                                                                                 ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest ...................................     $  1,903,965          $  1,468,032
                                                                                 ============          ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                     SEPTEMBER 30, 2003 (UNAUDITED)            DECEMBER 31, 2002
                                                     -----------------------------      ------------------------------
                                                                         ESTIMATED                          ESTIMATED
                                                                          MARKET                             MARKET
                                                         COST              VALUE             COST             VALUE
                                                     -----------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS--
   PERCENTAGE OF NET ASSETS......................                           103.5%                              106.7%

Location                Description
----------------------------------------------------------------------------------------------------------------------
Lisle, IL               Office Building..........    $ 23,013,094     $ 12,162,259      $ 22,857,236      $ 13,854,988
Atlanta, GA             Garden Apartments........      15,781,263       17,504,566        15,715,772        17,523,063
Roswell, GA             Retail Shopping Center...      33,041,816       24,999,955        32,895,282        24,903,969
Raleigh, NC             Garden Apartments........      15,945,326       17,500,000        15,943,836        17,502,998
Brentwood, TN           Office Building..........      10,384,467        9,263,889        10,320,613         9,651,831
Oakbrook Terrace, IL    Office Building..........      14,394,167        9,894,748        14,205,396        11,213,142
Beaverton, OR           Office Building..........      11,890,209       10,000,005        11,890,209        10,800,005
Salt Lake City, UT      Industrial Building......              --               --         6,599,482         5,202,646
Aurora, CO              Industrial Building......      10,697,898        9,938,841        10,294,784        10,557,058
Brentwood, TN           Office Building..........       9,837,482        6,900,042         9,826,195         7,709,345
* Jacksonville, FL      Garden Apartments........      19,937,291       20,800,000        19,745,855        19,800,000
* Gresham/Salem, OR     Garden Apartments........      19,262,541       18,275,000        18,838,570        18,600,000
Hampton, VA             Retail Shopping Center...      18,013,068       20,000,000        16,446,909        19,300,000
* Ocean City, MD        Retail Shopping Center...      12,977,264       13,800,000        10,012,138        10,012,138
                                                     ------------     ------------      ------------      ------------
                                                     $215,175,886     $191,039,305      $215,592,277      $196,631,183
                                                     ============     ============      ============      ============
REAL ESTATE PARTNERSHIP--
   PERCENTAGE OF NET ASSETS......................                             4.9%                                4.9%

Location                Description
----------------------------------------------------------------------------------------------------------------------
Kansas City, KS; MO     Retail Shopping Centers..    $ 10,797,123      $ 8,961,574       $ 9,931,394       $ 8,978,324
                                                     =================================================================

* Real estate partnerships accounted for by the consolidation method.

                                                                               SEPTEMBER 30, 2003
                                                                                   (UNAUDITED)              DECEMBER 31, 2002
                                                                           --------------------------   -------------------------
                                                                FACE                       ESTIMATED                   ESTIMATED
                                                               AMOUNT         COST       MARKET VALUE      COST      MARKET VALUE
                                                             -----------   -----------   ------------   -----------  ------------
CASH AND CASH EQUIVALENTS--PERCENTAGE OF NET ASSETS ......                                      17.2%                       10.1%
Federal Home Loan Banks, 0.97%, October 1, 2003 ..........   $19,219,000   $19,218,482    $19,218,482   $        --   $        --
Gannett Inc., 1.04%, October 2, 2003 .....................       472,000       471,809        471,809            --            --
Natl Australia Fdg Delaware Inc., 1.01%, October 2, 2003 .       600,000       599,765        599,765            --            --
UBS Fin Del, LLC, 1.03%, October 2, 2003 .................       600,000       599,760        599,760            --            --
Student Loan Marketing Assoc., 1.00%, October 8, 2003 ....    10,000,000     9,994,444      9,994,444            --            --
Federal National Mortgage Assoc., 1.00%, January 02, 2003      6,928,000            --             --     6,927,615     6,927,615
Federal National Mortgage Assoc., 1.27%, January 17, 2003      1,218,000            --             --     1,217,055     1,217,055
Federal Home Loan Mortgage Corp., 1.27%, January 21, 2003      3,461,000            --             --     3,457,581     3,457,581
Federal National Mortgage Assoc., 1.27%, January 21, 2003      1,288,000            --             --     1,286,819     1,286,819
Federal National Mortgage Assoc., 1.22%, February 10, 2003     1,000,000            --             --       998,611       998,611
Federal National Mortgage Assoc., 1.22%, February 13, 2003     2,070,000            --             --     2,066,913     2,066,913
Federal Farm Credit Banks, 1.22%, February 14, 2003 ......     1,870,000            --             --     1,867,148     1,867,148
                                                                           -----------    -----------   -----------   -----------
TOTAL CASH EQUIVALENTS ...................................                  30,884,260     30,884,260    17,821,742    17,821,742
CASH .....................................................                     933,514        933,514       769,407       769,407
                                                                           -----------    -----------   -----------   -----------
TOTAL CASH AND CASH EQUIVALENTS ..........................                 $31,817,774    $31,817,774   $18,591,149   $18,591,149
                                                                           ===========    ===========   ===========   ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2002 Annual Report on Form 10K.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") was issued in January 2003. On October 9, 2003, FASB issued FASB Staff Position FIN 46-6 deferring the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, "Audits of Investment Companies" ("the Audit Guide"). The effective date is delayed while the AICPA finalizes the proposed Statement of Position ("SOP") on the clarification of the scope of the Audit Guide. Following the issuance of the final SOP, the FASB will consider modifying FIN 46 to provide an exception for companies that apply the Audit Guide. The Prudential Variable Contract Real Property Partnership ("Partnership") is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of FIN 46.


NOTE 2: DISCLOSURE OF NON-CASH INVESTING ACTIVITY

On April 15, 2003, a buyout of a minority partner's interest in a consolidated retail asset resulted in an increase in the Partnership's basis in the real estate investment of approximately $1.6 million.


NOTE 3: COMMITMENT FROM PARTNER

In 1986, the Prudential Insurance Company of America ("Prudential") committed to fund up to $100 million to enable the Prudential Variable Contract Real Property Partnership to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and could be returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. This commitment terminated on December 31, 2002. Prudential did not make any contributions during the 2002 fiscal year. During the period that this commitment was in effect, Prudential funded $44 million.


NOTE 4: RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential Investment Management ("PIM") charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2003 and 2002 investment management fees incurred by the Partnership were $1,838,933 and $1,879,044 respectively. Management fees incurred by the Partnership for the three months ended September 30, 2003 and 2002 were $652,741 and $634,957, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by PIM. The amounts incurred for the nine months ended September 30, 2003 and 2002 were $87,472 for each period, and are classified as administrative expense in the Consolidated Statements of Operations. Administrative expenses incurred by the Partnership for the three months ended September 30, 2003 and 2002 were $29,157 for each period.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)


NOTE 5: DEBT

On June 27, 2003, a wholly owned property obtained loan financing in the amount of $8.75 million, with a fixed interest rate of 3.09%. The loan matures in five years with monthly payments of interest only and a balloon payment upon maturity.


NOTE 6: FINANCIAL HIGHLIGHTS

                                                                FOR THE NINE MONTHS ENDED
                                                        ---------------------------------------
                                                        SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                        ------------------   ------------------
PER SHARE (UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period ..................      $ 24.11              $ 23.82
                                                             -------              -------
INCOME FROM INVESTMENT OPERATIONS:
Net Investment income, before management fee ..........      $  1.12              $  1.20
Management fee ........................................        (0.24)               (0.23)
Net realized and unrealized (loss) gain on investments         (0.84)               (0.85)
                                                             -------              -------
   Net Increase in Net Assets Resulting from Operations         0.04                 0.12

                                                             -------              -------
NET ASSET VALUE, END OF PERIOD ........................      $ 24.15              $ 23.94
                                                             =======              =======
(a) TOTAL RETURN BEFORE MANAGEMENT FEE: ...............         1.15%                1.44%

RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions) ...............      $   185              $   188
   Ratios to average net assets (b):
      Management Fee ..................................         1.00%                0.95%
      Net Investment Income, before Management Fee ....         4.62%                5.15%


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

(a) LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Partnership's liquid assets consisting of cash and cash equivalents were $31.8 million, an increase of $13.2 million from $18.6 million at December 31, 2002. This increase was primarily due to an increase in net cash flows from operations, the sale of the industrial property located in Salt Lake City, Utah on January 28, 2003, the sale of one of the retail centers located in Kansas City, Missouri on April 23, 2003, and mortgage proceeds of $8.75 million received in connection with financing placed on the apartment complex located in Raleigh, North Carolina on June 27, 2003. Sources of liquidity include net cash flow from property operations, interest from short-term investments, sales, and financing.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At September 30, 2003, 13.4% of the Partnership's total assets consisted of cash and short-term obligations.

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

The Partnership did not make any distributions to the Partners during the first nine months of 2003. On September 30, 2002 the Partnership made an $11.4 million distribution to the Partners. Distributions may be made to the Partners during 2003 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During the first nine months of 2003, the Partnership spent approximately $4.6 million in capital expenditures on wholly owned and consolidated properties. Approximately $3.0 million was associated with the development of the retail center located in Ocean City, Maryland. The remaining $1.6 million balance was primarily associated with leasing, tenant improvements, and renovations at the apartment complexes located in Jacksonville, Florida and Gresham/Salem, OR, and the industrial building located in Aurora, Colorado, the office building located in Oakbrook Terrace, Illinois, the office building located in Lisle, Illinois, and the retail center located in Roswell, Georgia. The Partnership also increased its investment in real estate partnerships by approximately $1.3 million in connection with the redevelopment and expansion of the retail centers located in Kansas City, Missouri.

(b) RESULTS OF OPERATIONS

The  following  is  a  brief  year-to-date  and  quarterly   comparison  of  the
Partnership's results of operations for the periods ended September 30, 2003 and 2002.

SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

The following table presents a year-to-date and quarterly comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                     NINE MONTHS ENDED              QUARTER ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                               --------------------------    --------------------------
                                                   2003           2002           2003          2002
                                               -----------    -----------    -----------    -----------
NET INVESTMENT INCOME:
Office properties ..........................   $ 1,460,220    $ 3,678,701    $   374,433    $ 1,048,974
Apartment complexes ........................     2,771,247      2,386,497        709,341        827,075
Retail property ............................     3,193,642      2,738,307      1,127,740        939,859
Industrial properties ......................       541,673      1,075,228        117,456        358,099
Equity in income of real estate partnership        488,634        160,446        183,671         94,676
Other (including interest income,
   investment mgt fee, etc.) ...............    (1,787,354)    (1,989,406)      (660,651)      (874,472)
                                               -----------    -----------    -----------    -----------
TOTAL NET INVESTMENT INCOME ................   $ 6,668,062    $ 8,049,773    $ 1,851,990    $ 2,394,211
                                               -----------    -----------    -----------    -----------
NET UNREALIZED LOSS ON
   REAL ESTATE INVESTMENTS:
Office properties ..........................   $(5,428,138)   $(4,742,508)   $  (822,110)   $(1,098,172)
Apartment complexes ........................      (571,737)    (1,596,259)        23,389        295,615
Retail property ............................     1,034,852     (1,438,704)      (590,466)      (213,702)
Industrial properties ......................    (1,021,330)       181,838       (313,366)       (21,534)
Interest in real estate partnership ........      (882,480)        99,757       (312,790)       727,624
                                               -----------    -----------    -----------    -----------
TOTAL NET UNREALIZED LOSS ON
   REAL ESTATE INVESTMENTS .................    (6,868,833)    (7,495,876)    (2,015,343)      (310,169)
                                               -----------    -----------    -----------    -----------
NET REALIZED GAIN ON
   REAL ESTATE INVESTMENTS:
Industrial properties ......................       466,061        400,110             --        450,341
Real estate investment trust ...............            --         (1,578)            --             --
                                               -----------    -----------    -----------    -----------
TOTAL NET REALIZED GAIN ON
   REAL ESTATE INVESTMENTS .................       466,061        398,532             --        450,341
                                               -----------    -----------    -----------    -----------
NET REALIZED AND UNREALIZED (LOSS) GAIN ON
   REAL ESTATE INVESTMENTS .................   $(6,402,772)   $(7,097,344)   $(2,015,343)   $   140,172
                                               -----------    -----------    -----------    -----------

                         NET INVESTMENT INCOME OVERVIEW

The Partnership's net investment income for the nine months ended September 30, 2003 was $6.7 million, a decrease of $1.4 million from $8.1 million when compared to the corresponding period in 2002. The Partnership's net investment income for the quarter ended September 30, 2003 was $1.9 million, a decrease of $0.5 million from $2.4 million when compared to the corresponding period in 2002. The decrease is primarily due to increased vacancy within the office portfolio and the sales of the industrial properties in Bolingbrook, Illinois and Salt Lake City, Utah.

Equity in income of real estate partnership was $0.5 million for the first nine months of 2003, an increase of $0.3 million from $0.2 million in the corresponding period in 2002. This increase is due to an increase in revenue associated with expansion of the existing grocery store anchor that was completed last quarter.

Interest on short-term investments decreased approximately $0.2 million or 44.3% for the nine months ended September 30, 2003 due primarily to lower interest rates.

Operating expense increased $0.1 million, or 11.7%, in the third quarter of 2003 compared to the corresponding period in 2002. The increase was primarily due to the Partnership's acquisition of a controlling interest in a retail center located in Ocean City, Maryland in late 2002.

Interest expense increased $0.3 million, or 17.1%, in the first nine months of 2003 compared to the corresponding period in 2002, and $0.1 million, or 23.3%, in the third quarter of 2003 compared to the corresponding period in 2002. This increase was primarily due to the Partnership's assumption of a $7.4 million mortgage loan in conjunction with the acquisition of a controlling interest in a retail center located in Ocean City, Maryland in late 2002 and financing of an $8.8 million note placed on the apartment investment located in Raleigh, North Carolina on June 27, 2003.

                               VALUATION OVERVIEW

2003 YEAR-TO-DATE

The Partnership experienced a net unrealized loss of $6.9 million for the nine months ended September 30, 2003 compared to a net unrealized loss of $7.5 million during the corresponding period in 2002. The unrealized losses during the first nine months of 2003 were experienced in the office, industrial, equity partnership, and apartment sectors. The office portfolio recorded an unrealized loss totaling $5.4 million primarily due to decreases in occupancy coupled with soft market conditions which have resulted in reductions in market rental rates and increased leasing costs. The industrial property in Aurora, Colorado experienced an unrealized loss of $1.0 million for the first nine months of 2003 due to decreases in market rental rates and capital expenditures at the property that were not reflected as an increase in market value. The equity partnership sector experienced a net unrealized loss of $0.9 million primarily due to capital expenditures that were not reflected as an increase in market value. The apartment sector also experienced an unrealized loss of $0.6 million due to the apartment portfolio located in Gresham/Salem, Oregon. The decrease is a result of projected increases in operating expenses. Offsetting some of these losses were unrealized gains of $1.0 million in the retail sector. Increases in value were primarily due to renovation and re-leasing efforts at the Ocean City, Maryland retail center and a strengthening of market fundamentals at the Hampton, Virginia retail center.

THIRD QUARTER 2003

The Partnership experienced a net unrealized loss of $2.0 million for the three months ended September 30, 2003 compared to a net unrealized loss of $0.3 million during the corresponding period in 2002. The unrealized losses for the third quarter were primarily experienced in the office sector ($0.8 million), the retail sector ($0.6 million), the industrial sector ($0.3 million), and the equity partnership sector ($0.3 million) for the same reasons discussed previously.

OFFICE PORTFOLIO

                            NET            NET
                        INVESTMENT     INVESTMENT     UNREALIZED     UNREALIZED
                          INCOME         INCOME      (LOSS)/GAIN    (LOSS)/GAIN    OCCUPANCY      OCCUPANCY
PROPERTY                 09/30/03       09/30/02      09/30/03       09/30/02      09/30/03       09/30/02
--------               -----------    -----------    -----------    -----------    ----------     ---------
YEAR TO DATE
------------
Lisle, IL ..........   $   567,140    $ 1,103,532    $(1,848,587)   $  (634,358)        47%          100%
Brentwood, TN ......       502,303        433,032       (451,796)    (1,466,128)        78%           78%
Oakbrook Terrace, IL       (43,049)       845,475     (1,507,165)    (1,147,282)        36%           79%
Beaverton, OR ......       726,221        832,033       (800,000)       (89,123)        81%          100%
Brentwood, TN ......      (292,395)       408,412       (820,590)    (1,405,617)         0%            0%
Morristown, NJ .....            --         56,217             --             --
                       -----------    -----------    -----------    -----------
                       $ 1,460,220    $ 3,678,701    $(5,428,138)   $(4,742,508)
                       -----------    -----------    -----------    -----------
QUARTER TO DATE
---------------
Lisle, IL ..........   $    57,497    $   345,997    $  (493,587)   $  (430,000)
Brentwood, TN ......       195,321        151,392        300,000        (37,115)
Oakbrook Terrace, IL       (20,286)       303,890       (128,523)       (26,230)
Beaverton, OR ......       231,611        282,098       (400,000)      (300,000)
Brentwood, TN ......       (89,710)       (34,403)      (100,000)      (304,827)
                       -----------    -----------    -----------    -----------
                       $   374,433    $ 1,048,974    $  (822,110)   $(1,098,172)
                       -----------    -----------    -----------    -----------

                              NET INVESTMENT INCOME

Net investment income from property operations for the office sector decreased approximately $0.7 million, or 64.3%, for the quarter ended September 30, 2003 when compared to the corresponding period in 2002. Net investment income from property operations for the office sector also decreased approximately $2.2 million, or 60.3%, for the nine months ended September 30, 2003 when compared to the corresponding period in 2002. Increased vacancy and weak market fundamentals were the primary reasons that net investment income decreased for the office sector.

                                 UNREALIZED LOSS

THIRD QUARTER 2003:

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $0.8 million during the third quarter of 2003, primarily due to softening market conditions.

THIRD QUARTER 2002:

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $1.1 million during the third quarter of 2002. The unrealized losses are primarily due to impending tenant rollover, softening office market conditions, and increasing capital costs associated with re-tenanting.

2003 YEAR-TO-DATE:

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $5.4 million during the first nine months of 2003. The losses were primarily due to decreased occupancy, lower market rents, and increased lease up costs.

2002 YEAR-TO-DATE:

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $4.7 million during the first nine months of 2002. The decrease in values was primarily due to a reduction in market rental rates, softening market conditions, and a decrease in occupancy due to various near-term lease expirations, and the move-out of the single tenant occupying all of the space at one of the buildings in Brentwood, Tennessee.

As of September 30, 2003 all vacant spaces were being marketed.

APARTMENT COMPLEXES

                            NET            NET
                        INVESTMENT     INVESTMENT     UNREALIZED     UNREALIZED
                          INCOME         INCOME      (LOSS)/GAIN    (LOSS)/GAIN    OCCUPANCY      OCCUPANCY
PROPERTY                 09/30/03       09/30/02      09/30/03       09/30/02      09/30/03       09/30/02
--------               -----------    -----------    -----------    -----------    ----------     ---------
YEAR TO DATE
------------
Atlanta, GA ........   $   632,012    $   551,120    $   (83,988)    $  (557,139)      91%           88%
Raleigh, NC ........       625,173        777,592         (4,488)       (308,160)      93%           90%
Jacksonville, FL ...       929,282        625,896        265,710        (405,558)      91%           92%
Gresham/Salem, OR ..       584,780        431,889       (748,971)       (325,402)      93%           96%
                       -----------    -----------    -----------     -----------
                       $ 2,771,247    $ 2,386,497    $  (571,737)    $(1,596,259)
                       -----------    -----------    -----------     -----------
QUARTER TO DATE
---------------
Atlanta, GA ........   $   189,497    $   205,592    $   (21,962)    $        --
Raleigh, NC ........       180,600        187,656         (1,490)        300,000
Jacksonville, FL ...       287,459        236,766        272,706         (12,493)
Gresham/Salem, OR ..        51,785        197,061       (225,865)          8,108
                       -----------    -----------    -----------     -----------
                       $   709,341    $   827,075    $    23,389     $   295,615
                       -----------    -----------    -----------     -----------

                              NET INVESTMENT INCOME

Net investment income from property operations for the apartment sector was $0.7 million for the quarter ended September 30, 2003, a decrease of $0.1 million, or 14.2%, when compared to the corresponding period in 2002. The decrease is primarily due to a decrease in occupancy at the apartment complex located in Gresham/Salem, Oregon. Net investment income from property operations for the apartment sector was $2.8 million for the nine months ended September 30, 2003, an increase of $0.4 million, or 16.1%, when compared to the corresponding period in 2002. The increases were mainly due to the effect of a reclassification, which took place in 2003, of 2002 repairs and maintenance expenses to building improvements for the apartment complex located in Gresham/Salem, Oregon and increased operational efficiencies at the apartment complex located in Jacksonville, Florida during 2003.

                              UNREALIZED GAIN/LOSS

THIRD QUARTER 2003:

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.02 million in the third quarter of 2003.

THIRD QUARTER 2002:

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.3 million in the third quarter of 2002, primarily due to the apartment complex located in Raleigh, North Carolina, which increased occupancy from the previous quarter and decreased operating expenses.

2003 YEAR-TO-DATE:

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.6 million for the nine months ended September 30, 2003 compared to a net unrealized loss of $1.6 million for the nine months ended September 30, 2002. The unrealized loss for 2003 was mainly attributable to the apartment complex located in Gresham/Salem, Oregon due to an increase in projected operating expenses.

2002 YEAR-TO-DATE:

The apartment complexes owned by the Partnership experienced a net unrealized loss of $1.6 million for the nine months ended September 30, 2002. These unrealized losses were due to softening market conditions, which have resulted in lower short-term occupancy and income projections, increased rental concessions, and increases in operating expense levels.

As of September 30, 2003, all available vacant units were being marketed.

RETAIL PROPERTIES

                            NET            NET
                        INVESTMENT     INVESTMENT     UNREALIZED     UNREALIZED
                          INCOME         INCOME      (LOSS)/GAIN    (LOSS)/GAIN    OCCUPANCY      OCCUPANCY
PROPERTY                 09/30/03       09/30/02      09/30/03       09/30/02      09/30/03       09/30/02
--------               -----------    -----------    -----------    -----------    ----------     ---------
YEAR TO DATE
------------
Roswell, GA ........   $ 1,983,560    $ 2,199,652    $   (50,548)    $(1,728,342)       93%          92%
Hampton, VA ........       781,543        538,655        570,136         289,638       100%          99%
Ocean City, MD* ....       428,539            N/A        515,264             N/A        97%          N/A
                       -----------    -----------    -----------     -----------
                       $ 3,193,642    $ 2,738,307    $ 1,034,852     $(1,438,704)
                       -----------    -----------    -----------     -----------
QUARTER TO DATE
---------------
Roswell, GA ........   $   641,069    $   741,287    $  (500,000)    $  (300,000)
Hampton, VA ........       292,863        198,572          3,520          86,298
Ocean City, MD* ....       193,808            N/A        (93,986)            N/A
                       -----------    -----------    -----------     -----------
                       $ 1,127,740    $   939,859    $  (590,466)    $  (213,702)
                       -----------    -----------    -----------     -----------

* Center purchased in November 2002

                              NET INVESTMENT INCOME

Net investment income for the Partnership's retail properties was approximately $1.1 million for the quarter ended September 30, 2003, an increase of $0.2 million, or 20.0%, when compared to the corresponding period in 2002. Net investment income for the Partnership's retail properties was approximately $3.2 million for the nine months ended September 30, 2003, an increase of $0.5 million, or 16.6%, when compared to the corresponding period in 2002. This increase was primarily due to the Partnership's acquisition of a controlling interest in a retail center located in Ocean City, Maryland in late 2002. Also on April 15, 2003 the Partnership acquired its joint venture partner's membership interest in the retail center located in Hampton, Virginia, thus entitling the Partnership to all of the net investment income generated by the investment commencing on the buyout date and going forward.

                              UNREALIZED LOSS/GAIN

THIRD QUARTER 2003:

The retail properties experienced a net unrealized loss of $0.6 million for the quarter ended September 30, 2003. These unrealized losses were primarily experienced by the retail center located in Roswell, Georgia due decreases in market rental rates and shorter-term lease renewals.

THIRD QUARTER 2002:

The retail properties experienced a net unrealized loss of $0.2 million for the quarter ended September 30, 2002. The retail center located in Roswell, Georgia experienced an unrealized loss of $0.3 million due to lower market rents due to deteriorating market conditions. This loss was offset by a gain of $0.1 million at the Hampton, Virginia retail center due to an increase in occupancy.

2003 YEAR-TO-DATE:

The retail properties  experienced a net unrealized gain of $1.0 million for the
nine  months  ended   September  30,  2003.  This  gain  in  value  was  due  to strengthening market fundamentals, and renovation and releasing efforts.

2002 YEAR-TO-DATE:

The retail properties experienced a net unrealized loss of $1.4 million for the nine months ended September 30, 2002. This was primarily attributable to the center located in Roswell, Georgia due to increased risk that a major tenant would not renew its lease, coupled with a deterioration in the market position of the property and lower market rents.

As of September 30, 2003, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

                            NET            NET        UNREALIZED/    UNREALIZED/
                        INVESTMENT     INVESTMENT     REALIZED       REALIZED
                          INCOME         INCOME      (LOSS)/GAIN    (LOSS)/GAIN    OCCUPANCY      OCCUPANCY
PROPERTY                 09/30/03       09/30/02      09/30/03       09/30/02      09/30/03       09/30/02
--------               -----------    -----------    -----------    -----------    ----------     ---------
YEAR TO DATE
------------
Aurora, CO ...........   $   527,986    $   515,978    $(1,021,330)   $   493,792      79%           75%
Bolingbrook, IL ......          (146)       229,583             --        400,110     Sold September 2002
Salt Lake City, UT ...        13,833        329,667        466,061       (311,954)     Sold January 2003
                         -----------    -----------    -----------    -----------
                         $   541,673    $ 1,075,228    $  (555,269)   $   581,948
                         -----------    -----------    -----------    -----------
QUARTER TO DATE
---------------
Aurora, CO ...........   $   119,414    $   160,418    $  (313,366)   $      (473)
Bolingbrook, IL ......            --         75,249             --        450,341
Salt Lake City, UT ...        (1,958)       122,432             --        (21,061)
                         -----------    -----------    -----------    -----------
                         $   117,456    $   358,099    $  (313,366)   $   428,807
                         -----------    -----------    -----------    -----------

                              NET INVESTMENT INCOME

Net investment income from property operations for the industrial properties decreased from $0.4 million for the quarter ended September 30, 2002 to $0.1 million for the corresponding period ended September 30, 2003. Net investment income from property operations for the industrial properties decreased from $1.1 million for the nine months ended September 30, 2002 to $0.5 million for the corresponding period ended September 30, 2003. The majority of this decrease was due to the sale of the industrial property located in Bolingbrook, Illinois during the third quarter of 2002 and the sale of the industrial property located in Salt Lake City, Utah during the first quarter of 2003.

                              UNREALIZED LOSS/GAIN

THIRD QUARTER 2003:

The Aurora, Colorado industrial property owned by the Partnership experienced a net unrealized loss of approximately $0.3 million for the quarter ended September 30, 2003. The unrealized loss experienced in the third quarter is due to capital expenditures at the property that were not reflected as an increase in market value.

2003 YEAR-TO-DATE:

The Aurora, Colorado industrial property owned by the Partnership experienced a net unrealized loss of approximately $1.0 million for the nine months ended September 30, 2003 compared to a net unrealized gain of approximately $0.5 million for the nine months ended September 30, 2002. The unrealized loss experienced in 2003 is due to soft market conditions and capital expenditures at the property that were not reflected as an increase in market value.

2002 YEAR-TO-DATE:

The two industrial properties owned by the Partnership experienced a net unrealized gain of approximately $0.2 million for the nine months ended September 30, 2002. The majority of the unrealized gain in 2002 was attributable to an increase in market rents.

As of September 30, 2003, all vacant spaces were being marketed.

                                  REALIZED GAIN

On January 28, 2003 the industrial property located in Salt Lake City, Utah was sold for a realized gain of $0.5 million.

On September 12, 2002 the industrial property located in Bolingbrook, Illinois was sold for a realized gain of $0.4 million.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

                            NET            NET
                        INVESTMENT     INVESTMENT     UNREALIZED     UNREALIZED
                          INCOME         INCOME      (LOSS)/GAIN    (LOSS)/GAIN    OCCUPANCY      OCCUPANCY
PROPERTY                 09/30/03       09/30/02      09/30/03       09/30/02      09/30/03       09/30/02
--------               -----------    -----------    -----------    -----------    ----------     ---------
YEAR TO DATE
------------
Kansas City, KS; MO....  $488,634      $160,446      $(882,480)      $ 99,757          86%           84%

QUARTER TO DATE
---------------
Kansas City, KS; MO....  $183,671      $ 94,676      $(312,790)      $727,624

                              NET INVESTMENT INCOME

During the quarter ended September 30, 2003, income from the investment located in Kansas City, Kansas and Missouri amounted to $0.2 million from $0.1 million at September 30, 2002. During the nine months ended September 30, 2003, income from the investment located in Kansas City, Kansas and Missouri amounted to $0.5 million from $0.2 million at September 30, 2002. This increase is due to an increase in revenue associated with expansion of the existing grocery store anchor that was completed last quarter.

                              UNREALIZED LOSS/GAIN

THIRD QUARTER 2003:

The equity investment experienced a net unrealized loss of $0.3 million and a net unrealized gain of $0.7 million for the quarter ended September 30, 2003 and 2002, respectively. The unrealized loss of $0.3 million experienced during the third quarter of 2003 was due to capital expenditures that were not reflected as an increase in market value.

THIRD QUARTER 2002:

The unrealized gain of $0.7 million experienced during the third quarter of 2002 was due to renovations from the expansion of the existing grocery store anchor.

2003 YEAR-TO-DATE:

The equity investment experienced a net unrealized loss of $0.9 million for the nine months ended September 30, 2003 and a net unrealized gain of $0.1 million for the nine months ends September 30, 2002. The unrealized loss for 2003 was primarily due to renovations from the expansion of the existing grocery store anchor, which were not reflected as an increase in market value.

2002 YEAR-TO-DATE:

The unrealized gain of $0.1 million for the nine months ended September 30, 2002 was primarily due to renovations from the expansion of the existing grocery store anchor.

As of September 30, 2003, all vacant spaces were being marketed.

OTHER

Other net investment income increased $0.2 million during the quarter and nine months ended September 30, 2003 compared to the corresponding periods in 2002. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of September 30, 2003 and December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 40.96% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at September 30, 2003:

                                            ESTIMATED MARKET
                                                  VALUE           AVERAGE
                               MATURITY      (IN $ MILLIONS)   INTEREST RATE
                              ----------    ----------------   -------------
Cash equivalents...........   0-3 months          $31.8            0.98%

The table below discloses the Partnership's fixed and variable rate debt as of September 30, 2003. Approximately $34.1 million of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of September 30, 2003 was 3.235%.

SEPTEMBER 30, 2003

DEBT (IN $ THOUSANDS),            10/1/2003-                                                                 ESTIMATED
INCLUDING CURRENT PORTION         12/31/2003   2004      2005       2006      2007   THEREAFTER     TOTAL   FAIR VALUE
-------------------------         ----------   ----      ----       ----      ----   ----------     -----   ----------

Average Fixed Interest Rate......    5.91%     6.31%      6.29%       5.67%   5.65%       6.75%       7.39%
Fixed Rate.......................    $173      $719     $  774     $ 8,479    $588     $23,374     $34,107    $34,351
Variable Rate....................      73       242        250       9,121      --          --       9,686      9,442
                                    ----------------------------------------------------------------------------------
Total Mortgage Loans Payable.....    $246      $961     $1,024     $17,600    $588     $23,374     $43,793    $43,793
                                    ----------------------------------------------------------------------------------

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Partnership, which would adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      11.     Not applicable.

      12.     Not applicable.

      16.     None.

      18.     None.

      22.     Not applicable.

      23.     None.

      24.     Not applicable.

      31.1 Certification of Chief Executive Officer required pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer required pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

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


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  IN RESPECT OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
             ------------------------------------------------------
                                  (REGISTRANT)


Date:  November 14, 2003                       By: /s/ Arthur F. Ryan
      -------------------                          ---------------------------
                                                       Arthur F. Ryan
                                                       Chief Executive Officer




Date:  November 14, 2003                       By: /s/ Richard J. Carbone
      -------------------                          ---------------------------
                                                       Richard J. Carbone
                                                       Chief Financial Officer