Form 10-K
period 2003-12-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2004-03-30
CIK 846581

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                          -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 33-20083


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  IN RESPECT OF

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW JERSEY                                22-1211670
-----------------------------------      -------------------------------------
  (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                 751 BROAD STREET, NEWARK, NEW JERSEY 07102-2992
               --------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (800) 778-2255
               ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 75 DAYS. YES [X] NO [ ]

--------------------------------------------------------------------------------

INDICATE  BY CHECK MARK  WHETHER  THE  REGISTRANT  IS AN  ACCELERATED  FILER (AS
DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).                       YES [ ] NO [X]


--------------------------------------------------------------------------------

================================================================================

                          PRUCO LIFE VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (REGISTRANT)

                                      INDEX
                                      -----

  ITEM                                                                              PAGE
   NO.                                                                               NO.
  -----                                                                             ----
         COVER PAGE

         INDEX                                                                        2

         FORWARD-LOOKING STATEMENT DISCLOSURE                                         3

PART I

   1.  BUSINESS                                                                       4

   2.  PROPERTIES                                                                     6

   3.  LEGAL PROCEEDINGS                                                              7

   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            7

PART II

   5.  MARKET FOR THE REGISTRANT'S INTERESTS AND RELATED SECURITY HOLDER MATTERS      8

   6.  SELECTED FINANCIAL DATA                                                        8

   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                    8

  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    18

   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                   19

   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                                    19

  9A.  CONTROLS AND PROCEDURES                                                       19

PART III

  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                            20

  11.  EXECUTIVE COMPENSATION                                                        21

  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                21

  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                22

  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                                        22

PART IV

  15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K              23

       EXHIBIT INDEX                                                                 23

       SIGNATURES                                                                    25

                      FORWARD-LOOKING STATEMENT DISCLOSURE

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America ("the Company") or the Prudential Variable Contract Real Property Account (the "Real Property Account"). There can be no assurance that future developments affecting the Company or the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; economic conditions in local markets in which the properties in the Real Property Account are located; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

                                     PART I

ITEM 1. BUSINESS

Prudential Variable Contract Real Property Account (the "Real Property Account"), the Registrant, was established on November 20, 1986. Pursuant to New Jersey law, the Real Property Account was established as a separate investment account of The Prudential Insurance Company of America ("Prudential"). The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life insurance and variable annuity contracts (the "Contracts") issued by Prudential.

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through an agreement among Prudential, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, to provide a means for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.

The Partnership has an investment policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. The largest portion of these real estate investments are direct ownership interests in income-producing real estate, such as office buildings, shopping centers, hotels, apartments, or industrial properties. Approximately 10% of the Partnership's assets are generally held in cash or invested in liquid instruments and securities although the Partners reserve discretion to increase this amount to meet partnership liquidity requirements. The remainder of the Partnership's assets may be invested in other types of real estate-related investments, including real estate investment trusts.

      Office Properties--The Partnership owns office properties in Lisle and Oakbrook Terrace, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 465,000 of which 48% or 224,000 square feet are leased between 1 and 10 years.

      Apartment Complexes--The Partnership owns apartment complexes in Atlanta, Georgia and Raleigh, North Carolina. There are a total of 490 apartment units available of which 92% or 451 units are leased. Leases range from month to month to one year. In addition, on September 17, 1999, the Partnership invested in an apartment complex located in Jacksonville, Florida. This joint venture investment has a total of 458 units available of which 415 units or 91% are occupied. Leases range from month-to-month to one year. Also, on February 15, 2001, the Partnership invested in four apartment complexes located in Gresham/Salem, Oregon. This joint venture investment has a total of 493 units available of which 445 units or 90% are occupied. Leases range from month-to-month to one year.

      Retail Property--The Partnership owns a shopping center in Roswell, Georgia. The property is located approximately 22 miles north of downtown Atlanta on a 30-acre site. The square footage is approximately 314,000 of which 76% or 240,000 square feet is leased between 1 and 20 years. On September 30, 1999, the Partnership invested in a retail portfolio located in the Kansas City, Kansas and Missouri areas. This joint venture investment has approximately 488,000 of net rentable square feet of which 83% or 404,000 square feet is leased for between 1 and 20 years. On May 17, 2001, the Partnership invested in a retail center located in the Hampton, Virginia. This joint venture investment has approximately 175,000 of net rentable square feet of which 100% is leased for between 1 and 20 years. On November 27, 2002, the Partnership invested in a retail center located in the Ocean City, Maryland. This joint venture investment has approximately 186,000 of net rentable square feet of which 100% is leased for between 1 and 30 years.

      Industrial Properties--The Partnership owns a warehouse/distribution center in Aurora, Colorado. Total square footage owned is approximately 278,000 of which 70% or 194,000 square feet are leased for between 1 and 10 years. The Partnership's Bolingbrook, Illinois property, which had approximately 225,000 square feet, was sold on September 12, 2002. The Partnership's Salt Lake City, Utah property, which had approximately 183,000 square feet, was sold on January 28, 2003.

      Hotel Property--On December 10, 2003, the Partnership invested in a hotel located in the Portland, Oregon area. This joint venture investment has approximately 161 rooms.

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

The following is a description of general conditions in the U.S. real estate markets. It does not relate to specific properties held by the Partnership. The Partnership does not have widely diversified holdings; therefore, the discussions of vacancy rates, property values and returns in this section are not necessarily relevant in the Partnership's portfolio. These results are not indicative of future performance.

REAL ESTATE MARKET OVERVIEW

Real estate property market fundamentals continued to deteriorate in most sectors and markets last year. However, real estate investment performance remained strong due to low interest rates and robust capital flows, both of which helped to further reduce capitalization rates.

For example, strong performances continued in the fourth quarter among private institutional real estate investment, as measured by the National Council of Real Estate Investment Fiduciaries ("NCREIF") index, and public equity REITs, as measured by the National Association of Real Estate Investment Trusts ("NAREIT") Equity REIT Index. The NCREIF index had a 2.76% total return in 4th Quarter 2003, up noticeably from the 1.97% return in 3rd Quarter 2003. For the year, the NCREIF index returned 9.00%. The NAREIT Equity REIT Index improved 50 basis points during 4th Quarter 2003, when it returned 10.0%. For the year, the NAREIT index returned 37.1%. Rising interest rates or diminished investor interest in this asset class could cause investment performance to suffer, particularly given the deterioration in other market fundamentals noted above.

OFFICE MARKET

In 3rd and 4th Quarter 2003, the office market showed signs of improvement. Torto Wheaton, a commercial real estate research firm, reported that the 4th Quarter 2003 average vacancy rate declined 10 basis points to 16.8%, following vacancy decline in the 3rd Quarter, although average vacancy still increased for the year. Downtown and suburban markets both saw 10 basis points vacancy rate declines, to 13.9% for downtown markets and 18.5% for suburban markets.

After a drop in total return during the previous quarter, the NCREIF office subindex increased by 0.38% to 1.63% in 4th Quarter 2003. The total return was comprised of a 1.96% income return and a 0.32% decline in property value. The Central Business District and suburban office subtypes both enjoyed improvements in return during the quarter. Central Business District properties returned 1.79% in 4th Quarter 2003, up from 1.56% in the prior quarter, while suburban properties improved from 1.05% to 1.53%, over the same period.

APARTMENT MARKET

After showing some improvement in the third quarter, the apartment market declined in 4th Quarter 2003. Slight negative absorption during the quarter reversed the positive trend from the previous two quarters and pushed the vacancy rate from 6.6% to 6.9%. Real Estate Information Standard ("REIS") states that seasonality as well as weak job growth are the two most likely explanations for the fourth quarter performance. Still, asking rents increased 0.5% for the quarter and 1.4% for all of 2003.

The performance of private investment in the apartment sector remained virtually unchanged during the most recent quarter, as appreciation and income returns were flat. The NCREIF apartment subindex returned 2.04% in the fourth quarter, up slightly from the 2.03% in the previous quarter. Appreciation declined by 30 basis points to 0.20%, while income increased from 1.49% to 1.54%. Garden-style apartments were again the top subtype performer, with a 2.13% return, followed closely by high-rise apartments, with a 2.06% return. Low-rise apartments were the lowest subtype performer, with a decline from a 1.89% return in 3rd Quarter 2003 to a 0.33% loss in 4th Quarter 2003.

RETAIL MARKET

Retail continued to be the only property sector where both space market fundamentals and investment performance were relatively balanced during the 4th Quarter. Retail vacancy rates increased only modestly as new supply and demand grew at similar rates. According to Property and Portfolio Reserch ("PPR") a commercial real estate research firm, the average national retail vacancy rate increased to 12.7% in the third quarter last year from 12.5% in 2002 and 12.1% in 2001.

After seeing returns drop in 3rd Quarter 2003, private investment in retail properties returned in the most recent quarter. The NCREIF retail subindex had a 6.29% total return during 4th Quarter 2003, a 3.25% improvement over the prior quarter due almost entirely to a large jump in appreciation. Regional malls were the best performing subtype with an 8.40% total return, followed by neighborhood centers (6.67%), super-regional malls (6.44%), community centers (4.68%) and power centers (3.30%).

INDUSTRIAL MARKET

Conditions in the industrial market continued to decline. According to Torto Wheaton, during 4th Quarter 2003, the average national availability rate for industrial properties increased 10 basis points from 11.6% to 11.7%. This is the 12th consecutive quarter of overall availability increases and the sixth consecutive since the market surpassed its previous high availability rate of 10.7%.

According to NCREIF, although fundamentals continued to deteriorate, private investment in industrial properties increased for the second straight quarter, from 2.26% to 2.35%. The increase occurred despite a drop in income return to 1.98% from 2.06%. Appreciation increased 0.18% to 0.38%. Each subtype made gains, all from appreciation increases, as opposed to income gains. Flex space returned 2.32%, up from 2.11%, Office/Showroom/Manufacturing increased 1.11%, up from 0.90%, R&D registered a 2.02% return, up from 1.57%, and warehouse stood at 2.40%, up from 2.36%.

HOTEL MARKET

According to Smith Travel Research, a commercial real estate research firm, the hotel sector began to show improvement. During 4th Quarter 2003, hotel occupancy increased 2.8% to 55.2% on a year-over-year basis. Further, average room rates increased 0.8% to $82.48, and revenue per available room increased 3.6% over the same period. On a year-to-date basis through December, economy-class hotels are the only class to see a decrease in occupancy (1.1%) from the previous year. Other categories such as upper upscale (0.3%) upscale (0.8%) and independents (0.7%) all saw increases in occupancy during the same period.

Private hotel investment abated in 4th Quarter 2003, after two consecutive quarters of strong growth. The NCREIF hotel subindex had a 0.37% total return in the most recent quarter, down from 2.50% in 3rd Quarter 2003, making it the worst performing subindex. The majority of the decline was due to a drop in appreciation return, which went from a positive 0.47% to a negative 1.35% during the quarter. Income also fell but by a much smaller margin than appreciation.

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

As of December 31, 2003, there were approximately 36,225 contract owners of record investing in the Real Property Account.


ITEM 6.   SELECTED FINANCIAL DATA FOR THE PARTNERSHIP

                                                                    YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------
                                             2003             2002            2001            2000            1999
                                             ----             ----            ----            ----            ----
RESULTS OF OPERATIONS:

Total Investment Income..............    $ 27,060,494    $ 27,077,048    $ 27,480,593    $ 26,387,938     $ 24,835,049
                                         ------------    ------------    ------------    ------------     ------------
Net Investment Income................    $ 10,613,409    $ 10,864,043    $ 12,350,306    $ 13,638,117     $ 13,279,589
Net Realized and Unrealized (Loss)
Gain on Investment in Partnership....      (6,467,364)     (8,517,663)     (2,547,749)      4,487,022       (7,217,046)
                                         ------------    ------------    ------------    ------------     ------------
Net Increase in Net Assets
Resulting From Operations............    $  4,146,045    $  2,346,380    $  9,802,557    $ 18,125,139     $  6,062,543
                                         ------------    ------------    ------------    ------------     ------------

FINANCIAL POSITION:

                                                                    YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------
                                             2003             2002            2001            2000            1999
                                             ----             ----            ----            ----            ----
Total Assets.........................    $235,627,852    $229,720,113    $234,594,652    $221,512,296     $225,142,653
                                         ------------    ------------    ------------    ------------     ------------
Mortgage Loan Payable................    $ 43,934,494    $ 35,699,108    $ 28,994,521    $ 10,092,355     $ 10,184,662
                                         ------------    ------------    ------------    ------------     ------------

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

(a) LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Partnership's liquid assets consisting of cash and cash equivalents were $18.9 million, an increase of $0.3 million from $18.6 million at December 31, 2002. The change in the Partnership's cash position was primarily due to an increase in net cash flows from operating and financing activities, property acquisitions and dispositions, and distributions to the Partners.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At December 31, 2003 and 2002, 8.02% and 8.1% of the Partnership's total assets consisted of cash and short-term obligations, respectively.

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

The Partnership made $6.9 million in distributions to the Partners during 2003, and $16.1 million in distributions during 2002. Distributions may be made to the Partners during 2004 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

On December 10, 2003, the Partnership acquired a controlling interest in a 161-room hotel located in Portland, Oregon for $8.0 million. In April 2003, the Partnership also bought out its minority partner's interest in a consolidated retail investment located in Hampton, VA for approximately $2.0 million.

During 2003, the Partnership spent approximately $5.4 million in capital expenditures on wholly owned and consolidated joint venture properties. Approximately $3.2 million of that amount was associated with the development of the retail center located in Ocean City, Maryland. The remaining $2.2 million balance was primarily associated with renovations and leasing related costs at the apartment complexes located in Jacksonville, Florida and Gresham/Salem, Oregon, the industrial building located in Aurora, Colorado, the office buildings located in Oakbrook Terrace, Illinois and Lisle, Illinois, and the retail center located in Roswell, Georgia. The Partnership also increased its investment in real estate partnerships by approximately $1.3 million in connection with the redevelopment and expansion of the retail centers located in Kansas City, Missouri.

On January 28, 2003, the Partnership sold the industrial property located in Salt Lake City, UT for $5.8 million. On April 23, 2003, the Partnership also sold one of the retail centers located in Kansas City, Missouri for $2.6 million.

(b) RESULTS OF OPERATIONS

The following is a brief year-to-date comparison of the Partnership's results of operations for the periods ended December 31, 2003, 2002, and 2001.

2003 VS. 2002

The following table presents a year-to-date comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                                       TWELVE MONTHS ENDED DECEMBER 31,
                                                                         2003                    2002
                                                                      ----------              ----------
NET INVESTMENT INCOME:

Office properties...........................................         $ 2,039,750             $ 4,837,432
Apartment complexes.........................................           3,361,638               3,089,744
Retail properties...........................................           6,638,838               3,888,641
Industrial properties.......................................             993,962               1,429,036
Other (including interest income,
investment mgt fee, etc.)...................................          (2,420,779)             (2,380,810)
                                                                     -----------             -----------
TOTAL NET INVESTMENT INCOME.................................         $10,613,409             $10,864,043
                                                                     -----------             -----------

NET UNREALIZED LOSS ON REAL ESTATE INVESTMENTS:

Office properties...........................................         $(5,776,072)            $(6,785,006)
Apartment complexes.........................................            (141,845)               (856,188)
Retail properties...........................................            (455,340)             (1,447,574)
Industrial properties.......................................            (560,168)                177,573
                                                                     -----------             -----------
TOTAL NET UNREALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS...................................         $(6,933,425)            $(8,911,195)
                                                                     -----------             -----------

                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                                         2003                2002
                                                                      ----------          ----------
NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:

Industrial properties...........................................         466,061             395,110
Real estate investment trust....................................              --              (1,578)
                                                                     -----------         -----------
TOTAL NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS.......         466,061             393,532
                                                                     -----------         -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS.......................................     $(6,467,364)        $(8,517,663)
                                                                     ===========         ===========

NET INVESTMENT INCOME OVERVIEW

The Partnership's net investment income for the twelve months ended December 31, 2003 was $10.6 million, a decrease of $0.3 million from $10.9 million when compared to the corresponding period in 2002. The decrease is primarily due to increased vacancy within the office portfolio and the loss of income resulting from the sales of the industrial properties in Bolingbrook, Illinois in September 2002 and Salt Lake City, Utah in January 2003. Offsetting these decreases is the $1.9 million lease termination fee received at the retail center located in Roswell, Georgia.

Equity in income of real estate partnership was $0.6 million for 2003, an increase of $0.3 million from $0.3 million in 2002. This increase is due to an increase in revenue associated with expansion of the existing grocery store anchor that was completed during the second quarter.

Interest on short-term investments decreased approximately $0.2 million or 38.1% for the twelve months ended December 31, 2003 due primarily to lower interest rates.

Interest expense increased $0.6 million, or 28.5%, in 2003 compared to 2002. This increase was primarily due to the Partnership's assumption of a $7.4 million mortgage loan in conjunction with the acquisition of a controlling interest in a retail center located in Ocean City, Maryland in late 2002 and the financing of an $8.8 million note placed on the apartment investment located in Raleigh, North Carolina on June 27, 2003.

Minority interest expense decreased $0.1 million, or 37.0%, in 2003 compared to 2002. This decrease was primarily due to the Partnership's buyout of its minority partner's interest in the retail center located in Hampton, Virginia on April 15, 2003.

VALUATION OVERVIEW

The Partnership experienced a net unrealized loss of $6.9 million for the twelve months ended December 31, 2003 compared to a net unrealized loss of $8.9 million during the corresponding period in 2002. The unrealized losses during the twelve months of 2003 were experienced in the office, industrial, retail, and apartment sectors. The office portfolio recorded an unrealized loss totaling $5.8 million primarily due to decreases in occupancy coupled with soft market conditions which have resulted in reductions in market rental rates and increased leasing costs. The industrial property in Aurora, Colorado experienced an unrealized loss of $0.6 million for the twelve months of 2003 due to decreases in market rental rates and capital expenditures at the property that were not reflected as an increase in market value. The retail sector experienced a net unrealized loss of $0.5 million primarily due to the lease termination at the Roswell, Georgia retail center and capital expenditures that were not reflected as an increase in market value at the retail center located in Kansas City, Kansas and Missouri. Offsetting these losses in the retail sector was the gain in value due to strengthening market fundamentals, renovation and re-leasing efforts, and the authorization of the pre-leased expansion at the center located in Ocean City, Maryland. The apartment sector also experienced an unrealized loss of $0.1 million due to the apartment portfolio located in Gresham/Salem, Oregon. The decrease is a result of projected increases in operating expenses.

OFFICE PORTFOLIO

                                      NET           NET
                                  INVESTMENT    INVESTMENT     UNREALIZED    UNREALIZED
                                    INCOME        INCOME       GAIN/(LOSS)   GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/03      12/31/02       12/31/03      12/31/02       12/31/03       12/31/02
--------                           --------      --------       --------      --------       --------       --------
YEAR TO DATE
------------
Lisle, IL                         $  709,818     $1,471,120    $(1,910,862)   $ (634,358)        47%           100%
Brentwood, TN                        714,837        623,256       (515,685)   (1,320,126)        79%            78%
Oakbrook Terrace, IL                 102,262      1,167,132     (1,528,934)   (3,335,782)        42%            27%
Beaverton, OR                        930,822      1,134,257       (800,000)      (89,123)        81%           100%
Brentwood, TN                       (417,989)       385,450     (1,020,591)   (1,405,617)         0%             0%
Morristown, NJ                            --         56,217             --            --         Sold October 2000
                                  ------------------------------------------------------
                                  $2,039,750     $4,837,432    $(5,776,072)  $(6,785,006)
                                  ------------------------------------------------------

NET INVESTMENT INCOME

Net investment income from property operations for the office sector decreased approximately $2.8 million, or 57.8%, for the twelve months ended December 31, 2003 when compared to the corresponding period in 2002 primarily due to increased vacancy and weak market fundamentals.

UNREALIZED GAIN/LOSS

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $5.8 million during the twelve months of 2003. The losses were primarily due to decreased occupancy, lower market rents, and increased lease up costs.

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

As of December 31, 2003 all vacant spaces were being marketed.

APARTMENT COMPLEXES

                                      NET           NET
                                  INVESTMENT    INVESTMENT     UNREALIZED    UNREALIZED
                                    INCOME        INCOME       GAIN/(LOSS)   GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/03      12/31/02       12/31/03      12/31/02       12/31/03       12/31/02
--------                           --------      --------       --------      --------       --------       --------
YEAR TO DATE
------------
Atlanta, GA                       $  819,908     $  741,358     $ (588,553)  $(1,248,243)        91%            90%
Raleigh, NC                          738,292        921,263         95,512       691,840         93%            88%
Jacksonville, FL                   1,096,620        830,489      1,419,362      (208,115)        91%            90%
Gresham/Salem, OR                    706,818        596,634     (1,068,166)      (91,670)        90%            92%
                                  ------------------------------------------------------
                                  $3,361,638     $3,089,744     $ (141,845)  $  (856,188)
                                  ------------------------------------------------------

NET INVESTMENT INCOME

Net investment income from property operations for the apartment sector was $3.4 million for the twelve months ended December 31, 2003, an increase of $0.3 million, or 8.8%, when compared to the corresponding period in 2002. The increases were mainly due to the effect of a reclassification, which took place in 2003, of 2002 repairs and maintenance expenses to building improvements for the apartment complex located in Gresham/Salem, Oregon and increased operational efficiencies and occupancy throughout the year at the apartment complex located in Jacksonville, Florida during 2003.

UNREALIZED GAIN/LOSS

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.1 million for the twelve months ended December 31, 2003 compared to a net unrealized loss of $0.9 million for the twelve months ended December 31, 2002. The unrealized loss for 2003 was mainly attributable to the apartment complex located in Gresham/Salem, Oregon and the apartment complex located in Atlanta, Georgia due to an increase in projected operating expenses and capital expenditures, respectively. Offsetting this loss is the unrealized gain at the apartment complex located in Jacksonville, Florida due to market rent increases.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.9 million for the twelve months ended December 31, 2002. These unrealized losses were due to softening market conditions, which have resulted in lower short-term occupancy and income projections, increased rental concessions, and increases in operating expense levels.

As of December 31, 2003, all available vacant units were being marketed.

RETAIL PROPERTIES

                                      NET           NET
                                  INVESTMENT    INVESTMENT     UNREALIZED    UNREALIZED
                                    INCOME        INCOME       GAIN/(LOSS)   GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/03      12/31/02       12/31/03      12/31/02       12/31/03       12/31/02
--------                           --------      --------       --------      --------       --------       --------
YEAR TO DATE
------------
Roswell, GA                       $4,403,743     $2,773,770    $(1,571,423)  $(1,738,842)        76%            93%
Kansas City, KS; MO                  560,660        276,206       (934,885)     (638,838)        83%            87%
Hampton, VA                        1,077,627        757,239        570,136       917,041        100%           100%
Ocean City, MD*                      596,808         81,426      1,480,832        13,065        100%            99%
                                  ------------------------------------------------------
                                  $6,638,838     $3,888,641     $ (455,340)  $(1,447,574)
                                  ------------------------------------------------------

* Center purchased in November 2002

NET INVESTMENT INCOME

Net investment income for the Partnership's retail properties was approximately $6.6 million for the twelve months ended December 31, 2003, an increase of $2.8 million, or 70.7%, when compared to the corresponding period in 2002. This increase was primarily due to a $1.9 million lease termination fee received at the retail center located in Roswell, Georgia, and the Partnership's acquisition of a controlling interest in a retail center located in Ocean City, Maryland in late 2002. Also on April 15, 2003 the Partnership acquired its joint venture partner's membership interest in the retail center located in Hampton, Virginia, thus entitling the Partnership to all of the net investment income generated by the investment commencing on the buyout date and going forward.

UNREALIZED GAIN/LOSS

The retail properties experienced a net unrealized loss of $0.5 million for the twelve months ended December 31, 2003. The Roswell, Georgia retail center had a decrease in value resulting from the lease termination as previously discussed. The Kansas City, Kansas and Missouri retail center experienced a net unrealized loss primarily due to capital expenditures, which were not reflected as an increase in market value. Offsetting these losses was the gain in value due to strengthening market fundamentals, renovation and re-leasing efforts, and the authorization of the pre-leased expansion at the center located in Ocean City, Maryland.

The retail properties experienced a net unrealized loss of $1.4 million for the twelve months ended December 31, 2002. This was primarily attributable to the center located in Roswell, Georgia due to increased risk that a major tenant would not renew its lease, coupled with a deterioration in the market position of the property and lower market rents. Also the Kansas City, Kansas and Missouri retail center experienced a net unrealized loss primarily due to capital expenditures that were not reflected as an increase in market value.
Partially offsetting these losses, the retail center located in Hampton, VA experienced an unrealized gain due to the addition of 20,000 rentable square feet and an increase in occupancy.

As of December 31, 2003, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

                                      NET           NET        UNREALIZED/   UNREALIZED/
                                  INVESTMENT    INVESTMENT      REALIZED      REALIZED
                                    INCOME        INCOME       GAIN/(LOSS)   GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/03      12/31/02       12/31/03      12/31/02       12/31/03       12/31/02
--------                           --------      --------       --------      --------       --------       --------
YEAR TO DATE
------------
Aurora, CO                        $687,743      $ 709,270      $(560,168)     $493,793         70%            75%
Bolingbrook, IL                       (146)       241,623             --       395,110         Sold September 2002
Salt Lake City, UT                 306,365        478,143        466,061      (316,220)         Sold January 2003
                                  ----------------------------------------------------
                                  $993,962     $1,429,036      $ (94,107)     $572,683
                                  ----------------------------------------------------

NET INVESTMENT INCOME

Net investment income from property operations for the industrial properties decreased from $1.4 million for the twelve months ended December 31, 2002 to $1.0 million for the corresponding period ended December 31, 2003. The majority of this decrease was due to the sale of the industrial property located in Bolingbrook, Illinois during the third quarter of 2002 and the sale of the industrial property located in Salt Lake City, Utah during the first quarter of 2003.

UNREALIZED GAIN/LOSS

The Aurora, Colorado industrial property owned by the Partnership experienced a net unrealized loss of approximately $0.6 million for the twelve months ended December 31, 2003 compared to a net unrealized gain of approximately $0.5 million for the twelve months ended December 31, 2002. The unrealized loss experienced in 2003 is due to soft market conditions and capital expenditures at the property that were not reflected as an increase in market value.

The two industrial properties owned by the Partnership experienced a net unrealized gain of approximately $0.2 million for the twelve months ended December 31, 2002. The majority of the unrealized gain in 2002 was attributable to an increase in market rents. Offsetting this unrealized gain was the Salt Lake City, UT facility, which experienced a net unrealized loss due to capital expenditures at the property that were not reflected as an increase in market value and softening market conditions.

As of December 31, 2003, all vacant spaces were being marketed.

REALIZED GAIN

On January 28, 2003 the industrial property located in Salt Lake City, Utah was sold for a realized gain of $0.5 million.

On September 12, 2002 the industrial property located in Bolingbrook, Illinois was sold for a realized gain of $0.4 million.

OTHER

Other net investment income decreased $0.04 million during the twelve months ended December 31, 2003 compared to the corresponding period in 2002. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

2002 VS. 2001

The following table presents a year-to-date comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                                                  2002            2001
                                                              ------------    ------------
NET INVESTMENT INCOME:

Office properties .........................................   $ 4,837,432      $ 4,766,035
Apartment complexes .......................................     3,089,744        3,735,912
Retail property ...........................................     3,612,435        2,950,333
Industrial properties .....................................     1,429,036          545,003
Equity in income of real estate partnership ...............       276,206          686,801
Dividend income from real estate investment trust .........          --          2,157,647
Other (including interest income, investment mgt fee, etc.)    (2,380,810)      (2,491,425)
                                                              -----------      -----------
TOTAL NET INVESTMENT INCOME ...............................   $10,864,043      $12,350,306
                                                              -----------      -----------

NET UNREALIZED LOSS ON REAL ESTATE INVESTMENTS:

Office properties .........................................   $(6,785,006)     $  (777,380)
Apartment complexes .......................................      (856,188)         415,417
Retail property ...........................................      (808,736)         (94,504)
Industrial properties .....................................       177,573       (2,105,641)
Interest in real estate partnership .......................      (638,838)         226,024
                                                              -----------      -----------
TOTAL NET UNREALIZED LOSS ON REAL ESTATE INVESTMENTS ......    (8,911,195)      (2,336,084)
                                                              -----------      -----------

NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:

Industrial properties .....................................       395,110             --
Real estate investment trust ..............................        (1,578)        (211,665)
                                                              -----------      -----------
TOTAL NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS .       393,532         (211,665)
                                                              -----------      -----------
NET REALIZED AND UNREALIZED LOSS ON
  REAL ESTATE INVESTMENTS .................................   $(8,517,663)     $(2,547,749)
                                                              ===========      ===========

The Partnership's net investment income for the year ended December 31, 2002 was $10.9 million, a decrease of $1.5 million from $12.4 million when compared to the corresponding period in 2001. The Partnership's liquidation of its investment in REIT stocks during the fourth quarter of 2001 resulted in no dividend income being received in 2002. Additionally, the occupancy at one of the Brentwood, TN properties had decreased to 0% in 2002 from 100% in 2001 due to the move-out of the single tenant.

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

Dividend income from real estate investment trusts decreased approximately $2.2 million, or 100.0%, during the twelve months of 2002 compared to the corresponding period in 2001. These decreases were due to the Partnership's liquidation of its investment in REIT stocks during the fourth quarter of 2001.

Interest on short-term investments increased approximately $0.2 million or 53.6% for the year ended December 31, 2002 due primarily to higher average cash balance when compared to the corresponding period in 2001.

Administrative expense increased $0.8 million, or 32.8%, in the twelve months of 2002 compared to the corresponding period in 2001. These increases were primarily due to the Partnership's acquisition of a portfolio of apartment complexes located in Gresham and Salem, OR in 2001, a retail center located in Hampton, Virginia in 2001, and a retail center located in Ocean City, Maryland in 2002.

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

Occupancy at one of the Brentwood, Tennessee office properties increased from 74% at December 31, 2001 to 78% at December 31, 2002. The other Brentwood, Tennessee office property decreased from 100% at December 31, 2001 to 0% at December 31, 2002. Occupancy at the Lisle, Illinois and Beaverton, Oregon office properties remained unchanged at 100% at December 31, 2001 and 2002. Occupancy at the Oakbrook Terrace, Illinois office decreased from 79% at December 31, 2001 to 27% at December 31, 2002. As of December 31, 2002 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $3.1 million for the year ended December 31, 2002, a decrease of $0.6 million, or 17.3%, when compared to the corresponding period in 2001. These decreases were primarily due to a decrease in average occupancy at the Atlanta, Georgia apartment complex. Average occupancy for the Atlanta, Georgia apartment complex was 90% and 83% for the years ended December 31, 2001 and 2002, respectively. Additionally, rental concessions were made with a goal attracting and retaining occupants, thus resulting in lower revenue at all the apartment complexes.

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

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.4 million for the twelve months ended December 31, 2001. The majority of the unrealized gain experienced in 2001 was primarily due to the Atlanta, Georgia apartment complex that experienced an increase in value of $0.9 million due to sub-metering of the apartments for water usage and lower real estate taxes than previously estimated. The apartment complex portfolio located in Gresham and Salem, Oregon also experienced an increase in value of $0.4 million due to the completion of capital improvements and a reduction of administrative expense estimates. Offsetting these unrealized gains was the apartment complex located in Raleigh, North Carolina, which experienced a net unrealized loss of $0.5 million due to a decrease in occupancy. The apartment complex in Jacksonville, Florida also experienced a decrease in value of $0.4 million due to higher replacement reserve expenses, higher operating expense projections, and slightly lower market rent estimates.

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

The retail properties experienced a net unrealized loss of $0.8 million for the year ended December 31, 2002 and a net unrealized loss of $0.1 million for the year ended December 31, 2001. The retail center located in Roswell, Georgia experienced a net unrealized loss of $1.7 million for the twelve months of 2002 due to the risk that a major tenant would not renew its lease, coupled with lower market rents. Partially offsetting this loss, the retail center located in Hampton, Virginia experienced an unrealized gain of $0.9 million due to the addition of 20,000 rentable square feet and an increase in occupancy.

The retail properties experienced a net unrealized loss of $0.1 million for the twelve months ended December 31, 2001. The retail center located in Roswell, Georgia experienced a loss of $0.6 million for 2001 due to increased capital expenditures and a slight drop in occupancy. Offsetting this unrealized loss was an unrealized gain of $0.5 million resulting from the market value appraisal received on the newly acquired retail center located in Hampton, Virginia.

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

(c) INFLATION

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 2003 and December 31, 2002.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 34.59% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at December 31, 2003:

                                                                    ESTIMATED MARKET
                                                                          VALUE                AVERAGE
                                                    MATURITY         (IN $ MILLIONS)        INTEREST RATE
                                               -----------------------------------------------------------
Cash equivalents.........................          0-3 months             $18.9                 0.94%

The table below discloses the Partnership's fixed rate debt as of December 31, 2003. All of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. On October 9, 2003 the Partnership refinanced its variable rate debt to a fixed rate of 4.34%. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

DEBT (IN $ THOUSANDS),                                                                                       ESTIMATED
INCLUDING CURRENT PORTION            2004      2005      2006       2007      2008   THEREAFTER     TOTAL   FAIR VALUE
-------------------------            ----      ----      ----       ----      ----   ----------      ----   -----------
Average Fixed Interest Rate......    5.85%     5.83%      5.28%     5.26%      5.04%      6.75%       7.52%
Fixed Rate.......................    $719      $774     $8,479      $588    $26,091     $7,284     $43,935     $42,869
                                     ---------------------------------------------------------------------------------
Total Mortgage Loans Payable.....    $719      $774     $8,479      $588    $26,091     $7,284     $43,935     $42,869
                                     ---------------------------------------------------------------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS OF PRUDENTIAL INSURANCE*

FRANKLIN E. AGNEW--Director since 1994 (current term expires June, 2004). Member, Committee on Finance & Dividends; Member, Investment Committee. Business consultant since 1987. Mr. Agnew is also the director of Bausch & Lomb, Inc. Age 69.

FREDERIC K. BECKER--Director since 1994 (current term expires June, 2004). Chairman, Audit Committee; Member, Corporate Governance Committee; Member, Executive Committee. President, Wilentz Goldman & Spitzer, P.A. (law firm) since 1989, with firm since 1960. Age 68.

GILBERT F. CASELLAS--Director since 1998 (current term expires June, 2004). Member, Committee on Business Ethics; Member, Committee on Finance & Dividends; Member, Investment Committee. President, Casellas & Associates, LLC since 2002. President and Chief Executive Officer, Q-Linx Inc. from January 2001 to September 2001. President and Chief Operating Officer, The Swarthmore Group, Inc. from January 1999 to December 2000. Partner, McConnell Valdes, LLP, 1998 to 1999. Age 51.

JAMES G. CULLEN--Director since 1994 (current term expires June, 2004). Member, Compensation Committee; Member, Audit Committee. Retired since 2000. President & Chief Operating Officer, Bell Atlantic Corporation, from 1998 to 2000. President & Chief Executive Officer, Telecom Group, Bell Atlantic Corporation, from 1997 to 1998. Mr. Cullen is also a director of Agilient Technologies, Inc., and Johnson & Johnson. Age 61.

WILLIAM H. GRAY III--Director since 1991 (current term expires June, 2004). Chairman, Corporate Governance Committee; Member, Executive Committee; Member,
Committee on Business Ethics. President and Chief Executive Officer of The College Fund/UNCF since 1991. Mr. Gray is also the director of JP Morgan Chase & Co., Rockwell International Corporation, Dell Computer Corporation, Pfizer, Inc., Viacom, Inc., Visteon Corporation, and Electronic Data Systems. Age 62.

JON F. HANSON--Director since 1991 (current term expires June, 2004). Chairman, Investment Committee; Chairman, Committee on Finance & Dividends. Chairman of The Hampshire Companies since 1976. Mr. Hanson is also the director of CD&L, Inc., HealthSouth Corp., and Pascack Community Bank. Age 67.

GLEN H. HINER--Director since 1997 (current term expires June, 2004). Member, Committee on Business Ethics; Member, Compensation Committee. Member, Investment Committee; Member, Committee on Finance & Dividends. Chairman, Dana Corporation since September, 2003. Chairman and Chief Executive Officer of Owens Corning from 1992 to 2002. Mr. Hiner is also the director of Dana Corporation. Age 69.

CONSTANCE J. HORNER--Director since 1994 (current term expires June, 2004). Member, Compensation Committee; Member, Corporate Governance Committee. Guest Scholar, at The Brookings Institute since 1993. Ms. Horner is also the director of Ingersoll-Rand Company, Ltd., and Pfizer, Inc. Age 62.

KARL J. KRAPEK--Director since 2004. (current term expires June, 2004). Retired since 2002. President and Chief Operating Officer, United Technologies Corporation from 1999 to 2002. Other Management positions at United Technologies from 1982 to 1999. Mr. Krapek is also the director of Lucent Technologies and Visteon Corporation. Age 55.

IDA F. S. SCHMERTZ--Director since 1997 (current term expires June, 2004). Member, Audit Committee. Principal of Microleasing, LLC since 2001. Chairman of the Volkhov International Business Incubator from 1995 to 2002. Principal of Investment Strategies International from 1994 to 2000. Age 69.

RICHARD M. THOMSON--Director since 1976 (current term expires June, 2004). Chairman, Executive Committee; Chairman, Compensation Committee Retired since 1998. Chairman of the Board, The Toronto-Dominion Bank from 1997 to 1998. Mr. Thomson is also the director of INCO, Limited, The Thomson Corporation, The
Toronto-Dominion Bank, Stuart Energy Systems, Inc., Nexen Inc., and Trizec Properties, Inc. Age 70.

JAMES A. UNRUH--Director since 1996 (current term expires June, 2004). Member, Corporate Governance Committee; Member, Audit Committee. Founding Principal, Alerion Capital Group, LLC since 1998. Age 63.

STANLEY C. VAN NESS--Director since 1990 (current term expires June, 2004). Chairman, Committee on Business Ethics; Member, Executive Committee; Member, Audit Committee. Partner, Herbert, Van Ness, Cayci & Goodell (law firm) since 1998. Mr. Van Ness is also the director of Jersey Central Power & Light Company. Age 70.

* Directors of The Prudential Insurance Company of America are also directors of its ultimate parent company Prudential Financial, Inc.

PRINCIPAL OFFICERS**

ARTHUR F. RYAN--Chairman of the Board, Chief Executive Officer and President of Prudential since 1994 (current term expires June, 2004). Mr. Ryan is also a director for Regeneron Pharmaceuticals. Age 61.

VIVIAN L. BANTA--Chief Executive Officer, Insurance Division, of The Prudential Insurance Company of America since 2002. Executive Vice President from 2000 to 2002. Senior Vice President From January 2000 to March 2000. Prior to joining The Prudential Insurance Company of America, Ms. Banta was an independent consultant until 1999. Age 53.

MARK B. GRIER--Vice Chairman, Financial Management of The Prudential Insurance Company of America since 2002. Chief Financial Officer, Executive Vice President, Corporate Governance, Executive Vice President, Financial Management, and Vice Chairman, Financial Management, since 1995. Age 51.

ROBERT C. GOLDEN--Executive Vice President of The Prudential Insurance Company of America since 1997. Age 57.

RICHARD J. CARBONE--Senior Vice President and Chief Financial Officer of Prudential since 1997. Age 55.

JOHN M. LIFTIN--Senior Vice President and General Counsel of The Prudential Insurance Company of America since 1998. Age 60.

SHARON C. TAYLOR--Senior Vice President of The Prudential Insurance Company of America since June 2002. Vice President of Human Resources Communities of Practice from 2000 to 2002; Vice President, Human Resources & Ethics Officer, Individual Financial Services from 1998 to 2000. Age 49.

**Principal officers of The Prudential Insurance Company of America hold comparable positions with Prudential Financial, Inc.


CODE OF ETHICS

We have adopted a policy, known as Making the Right Choices, which applies to our chief executive officer, chief financial officer and controller, as well as to our directors. Making the Right Choices contains a code of ethics, which is posted on PFI's website at www.investor.prudential.com. Our code of ethics, any amendments and any waiver under our code of ethics granted to any of our directors or executive officers will be available free of charge on our website at WWW.INVESTOR.PRUDENTIAL.COM.

ITEM 11.  EXECUTIVE COMPENSATION

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Related Transactions in note 9 of Notes to Financial Statements of the Partnership on page F-22.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee of the Board of Directors of Prudential Financial (the "Audit Committee") has appointed PricewaterhouseCoopers LLP as the independent auditors of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference from the section entitled "Item 2--Ratification of the Appointment of Independent Auditors" in Prudential Financial's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 8, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2003.

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

          Schedule III. Real Estate Owned: Properties

          Schedule III. Real Estate Owned: Interest in Properties

          See the Index to Financial Statements and Supplementary Data on page F-1.

    3.    Documents Incorporated by Reference

          See the following list of exhibits.

    4.    Exhibits

          See the following list of exhibits.

(b) None.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

    24.   Filed herewith as Exhibit 24.

    31.1 Certification of Chief Executive Officer required pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer required pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e),as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  IN RESPECT OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
             ------------------------------------------------------
                                  (REGISTRANT)

Date:  March 30, 2004                                By: /s/ Richard J. Carbone
      -----------------                                  -----------------------
                                                         Richard J. Carbone
                                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                        TITLE                              DATE
---------                                        -----                              ----

/s/ Arthur F. Ryan
--------------------------        Chairman of the Board, President             March 30, 2004
Arthur F. Ryan                    and Chief Executive Officer


/s/ Anthony S. Piszel
---------------------             Senior Vice President and Controller         March 30, 2004
Anthony S. Piszel                 (Principal Accounting Officer)

*                                   Director                      March 30, 2004
---------------------------
Franklin E. Agnew

*                                   Director                      March 30, 2004
---------------------------
Frederic K. Becker

*                                   Director                      March 30, 2004
---------------------------
Gilbert F. Casellas

*                                   Director                      March 30, 2004
---------------------------
James G. Cullen

*                                   Director                      March 30, 2004
---------------------------
William H. Gray, III

*                                   Director                      March 30, 2004
---------------------------
Jon F. Hanson

*                                   Director                      March 30, 2004
---------------------------
Glen H. Hiner, Jr.

*                                   Director                      March 30, 2004
---------------------------
Constance J. Horner

*                                   Director                      March 30, 2004
---------------------------
Karl J. Krapek

*                                   Director                      March 30, 2004
---------------------------
Ida F. S. Schmertz

*                                   Director                      March 30, 2004
---------------------------
Richard M. Thomson

*                                   Director                      March 30, 2004
---------------------------
James A. Unruh

*                                   Director                      March 30, 2004
---------------------------
Stanley C. Van Ness

                                                     *BY: /s/ Clifford E. Kirsch
                                                         -----------------------
                                                         CLIFFORD E. KIRSCH
                                                         (ATTORNEY-IN-FACT)

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (REGISTRANT)

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
A.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

     Financial Statements:

         Report of Independent Auditors........................................................   F-2

         Statements of Net Assets--December 31, 2003 and 2002..................................   F-3

         Statements of Operations--Years Ended December 31, 2003, 2002, 2001...................   F-3

         Statements of Changes in Net Assets--Years Ended December 31, 2003, 2002, 2001........   F-3

         Notes to Financial Statements ........................................................   F-4

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

     Financial Statements:

         Report of Independent Auditors........................................................   F-9

         Report of Independent Auditors on Financial Statement Schedules.......................  F-10

         Statements of Assets and Liabilities--December 31, 2003 and 2002......................  F-11

         Statements of Operations--Years Ended December 31, 2003, 2002 and 2001 ...............  F-12

         Statements of Changes in Net Assets--Years Ended December 31, 2003, 2002 and 2001 ....  F-13

         Statements of Cash Flows--Years Ended December 31, 2003, 2002 and 2001................  F-14

         Schedule of Investments--December 31, 2003 and 2002...................................  F-15

         Notes to Financial Statements.........................................................  F-17

     Financial Statement Schedules:

         For the period ended December 31, 2003

         Schedule III--Real Estate Owned: Properties ..........................................  F-23

         Schedule III--Real Estate Owned: Interest in Properties ..............................  F-24


All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Contract Owners of
The Prudential Variable Contract Real Property Account and the Board of Directors of The Prudential Insurance Company of America


In our opinion, the accompanying statements of net assets and the related statements of operations and changes in net assets present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Account at December 31, 2003 and 2002, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares at December 31, 2003 with The Prudential Variable Contract Real Property Partnership, provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York

March 26, 2004

                             FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT


STATEMENTS OF NET ASSETS
December 31, 2003 and 2002

                                                                           2003             2002
                                                                         --------         --------
ASSETS
   Investment in The Prudential Variable Contract
      Real Property Partnership...............................         $73,648,634       $74,450,070
                                                                       -----------       -----------
   Net Assets.................................................         $73,648,634       $74,450,070
                                                                       ===========       ===========
NET ASSETS, representing:
   Equity of contract owners..................................          53,573,623        53,487,480
   Equity of The Prudential Insurance Company of America......          20,075,011        20,962,590
                                                                       -----------       -----------
                                                                       $73,648,634       $74,450,070
                                                                       ===========       ===========
   Units outstanding..........................................          38,384,745        39,356,915
                                                                       ===========       ===========
Portfolio shares held.........................................           2,986,942         3,087,325
Portfolio net asset value per share...........................         $     24.66       $     24.11

STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001

                                                                          2003              2002              2001
                                                                      ------------      ------------      ------------
INVESTMENT INCOME
Net investment income from Partnership operations.............        $  4,287,463      $  4,422,199      $  5,038,916
                                                                      ------------      ------------      ------------

EXPENSES
Charges to contract owners for assuming mortality risk and
   expense risk and for administration........................             425,598           439,519           451,312
                                                                      ------------      ------------      ------------
NET INVESTMENT INCOME.........................................           3,861,865         3,982,680         4,587,604
                                                                      ------------      ------------      ------------
NET REALIZED AND UNREALIZED GAIN
   (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in
   Partnership ...............................................          (2,801,446)       (3,628,696)         (933,731)
Realized gain (loss) on sale of investments in Partnership....             188,273           160,187           (86,359)
                                                                      ------------      ------------      ------------
NET GAIN (LOSS) ON INVESTMENTS................................          (2,613,173)       (3,468,509)       (1,020,090)
                                                                      ------------      ------------      ------------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS..................................        $  1,248,692      $    514,171      $  3,567,514
                                                                      ============      ============      ============

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2003,  2002 and 2001

                                                                          2003              2002              2001
                                                                      ------------      ------------       -----------
OPERATIONS
Net investment income.........................................        $  3,861,865      $  3,982,680       $ 4,587,604
Net change in unrealized gain (loss) on investments in Partnership      (2,801,446)       (3,628,696)         (933,731)
Net realized gain (loss) on sale of investments in Partnership             188,273           160,187           (86,359)
                                                                      ------------      ------------       -----------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS..................................           1,248,692           514,171         3,567,514
                                                                      ------------      ------------       -----------

CAPITAL TRANSACTIONS
Net withdrawals by contract owners............................            (670,727)       (2,113,583)       (2,204,027)
Net withdrawals by The Prudential Insurance Company of America          (1,379,401)       (4,795,840)       (5,150,236)
                                                                      ------------      ------------       -----------
NET DECREASE IN NET ASSETS
   RESULTING FROM CAPITAL TRANSACTIONS........................          (2,050,128)       (6,909,423)       (7,354,263)
                                                                      ------------      ------------       -----------
TOTAL INCREASE (DECREASE) IN NET ASSETS.......................            (801,436)       (6,395,252)       (3,786,749)
NET ASSETS
   Beginning of year..........................................          74,450,070        80,845,322        84,632,071
                                                                      ------------      ------------       -----------
   End of year................................................         $73,648,634       $74,450,070       $80,845,322
                                                                      ============       ===========       ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                DECEMBER 31, 2003

NOTE 1: GENERAL

The Prudential Variable Contract Real Property Account ("Real Property Account") was established on November 20, 1986 by resolution of the Board of Directors of The Prudential Insurance Company of America ("Prudential"), which is wholly-owned subsidiary of Prudential Financial, Inc. ("PFI") as a separate investment account pursuant to New Jersey law. The assets of the Real Property Account are segregated from Prudential's other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Prudential. These products are Variable Appreciable Life ("PVAL and PVAL $100,000+ Face Value"), Discovery Plus ("PDISCO+"), and Variable Investment Plan ("VIP").

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

B. INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At December 31, 2003 and 2002 the Real Property Account's interest in the Partnership was 40.6% or 2,986,942 shares and 40.4% or 3,087,325 shares respectively.

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

NOTE 3: TAXES

Prudential is taxed as a "life insurance company" as defined by the Internal Revenue Code. The results of operations of the Real Property Account form a part of PFI's consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Real Property Account. As such, no provision for the tax liability has been recorded in these financial statements.

NOTE 4: NET WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the real estate investment option in Prudential's variable insurance and variable annuity products for the years ended December 31, 2003, 2002 and 2001 were as follows:

2003:
-----
                                                                                 PVAL & PVAL
                                             PDISCO+           VIP           $100,000+ FACE VALUE        TOTAL
                                            --------         -------         --------------------       -------
Contract Owner Net Payments:               $     (314)      $  11,986            $ 4,472,957          $ 4,484,629
Policy Loans:                                       0               0             (1,195,131)          (1,195,131)
Policy Loan Repayments and Interest:                0               0              1,316,067            1,316,067
Surrenders, Withdrawals,
  and Death Benefits:                        (443,979)       (321,235)            (2,989,212)          (3,754,426)
Net Transfers To Other Subaccounts
  or Fixed Rate Option:                       261,124         (14,083)             1,371,135            1,618,176
Administrative and Other Charges:                 (56)         (2,314)            (3,137,672)          (3,140,042)
                                           ----------       ---------             ----------          -----------
NET WITHDRAWALS BY CONTRACT OWNERS         $ (183,225)      $(325,646)            $ (161,856)            (670,727)
                                           ==========       =========             ==========          ===========

2002:
-----
                                                                                 PVAL & PVAL
                                             PDISCO+           VIP           $100,000+ FACE VALUE        TOTAL
                                            --------         -------         --------------------       -------
Contract Owner Net Payments:                $       0      $   34,863            $ 5,048,419          $ 5,083,282
Policy Loans:                                       0               0             (1,343,092)          (1,343,092)
Policy Loan Repayments and Interest:                0               0              1,404,190            1,404,190
Surrenders, Withdrawals,
  and Death Benefits:                        (594,112)       (231,606)            (3,683,175)          (4,508,893)
Net Transfers To Other Subaccounts
  or Fixed Rate Option:                        51,964         121,250                385,036              558,250
Administrative and Other Charges:                 (38)         (2,616)            (3,304,666)          (3,307,320)
                                            ---------      ----------            -----------          -----------
NET WITHDRAWALS BY CONTRACT OWNERS          $(542,186)     $  (78,109)           $(1,493,288)         $(2,113,583)
                                            =========      ==========            ===========          ===========

2001:
-----
                                                                                 PVAL & PVAL
                                             PDISCO+           VIP           $100,000+ FACE VALUE        TOTAL
                                            --------         -------         --------------------       -------
Contract Owner Net Payments:               $   24,129      $    2,656            $ 4,995,144          $ 5,021,929
Policy Loans:                                       0               0             (1,557,761)          (1,557,761)
Policy Loan Repayments and Interest:                0               0              1,327,962            1,327,962
Surrenders, Withdrawals,
  and Death Benefits:                        (579,346)       (205,982)            (3,392,906)          (4,178,234)
Net Transfers To Other Subaccounts
  or Fixed Rate Option:                       284,365         116,677                 48,342              449,384
Administrative and Other Charges:                 (17)         (2,567)            (3,264,723)          (3,267,307)
                                            ---------      ----------            -----------          -----------
NET WITHDRAWALS BY CONTRACT OWNERS          $(270,869)     $  (89,216)           $(1,843,942)         $(2,204,027)
                                            =========      ==========            ===========          ===========

NOTE 5: UNIT ACTIVITY

Transactions in units for the years ended December 31, 2003, 2002 and 2001 were as follows:

2003:
-----
                                                                                                                 PVAL
                                                                                                               $100,000+
                                                                          PDISCO+      VIP          PVAL      FACE VALUE
                                                                         --------   --------       -------     --------
Company Contributions:     1,930,945   Contract Owner Contributions:      176,756      70,296     1,897,546    1,976,682
Company Redemptions:      (2,529,430)  Contract Owner Redemptions:       (278,131)   (249,884)   (2,175,255)  (1,791,690)

2002:
-----
                                                                                                                 PVAL
                                                                                                               $100,000+
                                                                          PDISCO+      VIP          PVAL      FACE VALUE
                                                                         --------   --------       -------     --------
Company Contributions:     2,080,975   Contract Owner Contributions:      205,356     105,284    2,046,293    1,607,411
Company Redemptions:      (4,538,606)  Contract Owner Redemptions:       (504,137)   (148,174)  (2,423,416)  (2,012,246)

2001:
-----
                                                                                                                 PVAL
                                                                                                               $100,000+
                                                                          PDISCO+      VIP          PVAL      FACE VALUE
                                                                         --------   --------       -------     ---------
Company Contributions:     2,128,618   Contract Owner Contributions:      217,010     191,730    1,347,176    1,727,014
Company Redemptions:      (4,750,574)  Contract Owner Redemptions:       (367,170)   (241,510)  (1,754,622)  (2,303,032)

NOTE 6: PURCHASES AND SALES OF INVESTMENTS

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                        DECEMBER 31, 2003      DECEMBER 31, 2002      DECEMBER 31, 2001
                                        -----------------      -----------------      -----------------
PURCHASES:                                $         0             $         0            $         0
SALES:                                    $(2,475,726)            $(7,348,942)           $(7,786,532)

NOTE 7: FINANCIAL HIGHLIGHTS

Prudential Insurance Company of America (the "Company" or "Prudential") sells a number of variable annuity and variable life insurance products. These products have unique combinations of features and fees that are charged against the contract owner's account balance. Differences in the fee structures result in a variety of unit values, expense ratios and total returns.

The following table was developed by determining which products offered by Prudential Insurance Company of America have the lowest and highest total expense ratio. The summary may not reflect the minimum and maximum contract charges offered by the Company as contract owners may not have selected all available and applicable contract options as discussed in Note 1. The table reflects contract owner units only.

                                    AT YEAR ENDED                               FOR YEAR ENDED
                     ------------------------------------------   ---------------------------------------------------
                      UNITS        UNIT VALUE        NET ASSETS     INVESTMENT    EXPENSE RATIO **   TOTAL RETURN ***
                     (000's)     LOWEST-HIGHEST        (000's)    INCOME RATIO *   LOWEST-HIGHEST     LOWEST-HIGHEST
                     -------     --------------      ----------   --------------  ----------------   ----------------
December 31, 2003    27,766   $1.83832 to $1.98753    $53,574          5.77%       0.60% to 1.20%     1.03% to 1.63%
December 31, 2002    28,139   $1.81952 to $1.95560    $53,487          5.59%       0.60% to 1.20%     0.02% to 0.62%
December 31, 2001    29,263   $1.81915 to $1.94357    $55,383          5.91%       0.60% to 1.20%     3.55% to 4.17%

The table above reflects information for units held by contract owners. Prudential also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Prudential held 10,619,027, 11,217,512 and 13,675,143 units representing $20,075,011,
$20,962,590  and  $25,462,204  of net assets as of December 31,  2003,  2002 and
2001, respectively. Charges for mortality risk, expense risk and administrative expenses are used by Prudential to purchase additional units in its account resulting in no impact to its net assets.

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

CHARGES AND EXPENSES

A. MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense risk charges are determined daily using an effective annual rate of 1.2%, 0.9%, 0.6% and 1.2% for PDISCO+, PVAL, PVAL $100,000 + face value, and VIP, respectively. Mortality risk is that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed related charges by Prudential. The mortality risk and expense risk charges are assessed through reduction in unit values.

B. COST OF INSURANCE AND OTHER RELATED CHARGES

Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for PVAL and PVAL $100,000 + face value are (1) state premium taxes; (2) sales charges, up to 0.50%, which are deducted in order to compensate Prudential for the cost of selling the contract and (3) transaction costs which are deducted from each premium payment to cover premium collection and processing costs. Contracts are also subject to monthly charges for the costs of administering the contract to compensate Prudential for the guaranteed minimum death benefit risk. The charges are assessed through redemption of units.

C. DEFERRED SALES CHARGE

A deferred sales charge, applicable to PVAL and PVAL $100,000 + face value, and not to exceed 50%, is imposed upon surrenders of certain variable life insurance contracts to compensate Prudential for sales and other marketing expenses. The amount of any sales charge will depend on the number of years that have elapsed since the contract was issued. No sales charge will be imposed after the tenth year of the contract. No sales charge will be imposed on death benefits.

Also a deferred sales charge is imposed upon the withdrawals of certain purchase payments to compensate Prudential for sales and other marketing expenses for PDISCO+ and VIP. The amount of any sales charge will depend on the amount withdrawn and the number of contract years that have elapsed since the contract owner or annuitant made the purchase payments deemed to be withdrawn. No sales charge is made against the withdrawal of investment income. A reduced sales charge is imposed in connection with the withdrawal of a purchase payment to effect an annuity if three or more contract years have elapsed since the contract date, unless the annuity effected is an annuity certain. No sales charge is imposed upon death benefit payments or upon transfers made between subaccounts. A deferred sales charge is assessed through the redemption of units.

D. PARTIAL WITHDRAWAL CHARGE

A charge is imposed by Prudential on partial withdrawals of the cash surrender value for PVAL and PVAL $100,000 + face value. A charge equal to the lesser of $15 or 2% will be made in connection with each partial withdrawal of the cash surrender value of a contract. A charge is assessed through the redemption of units.

E. ANNUAL MAINTENANCE CHARGE

An annual maintenance charge, applicable to PDISCO+ and VIP, of $30 will be deducted if and only if the contract fund is less than $10,000 on a contract anniversary or at the time a full withdrawal is effected, including a withdrawal to effect an annuity. The charge is made by reducing accumulation units credited to a contract owner's account.

NOTE 8: RELATED PARTY

Prudential and its affiliates perform various services on behalf of the Partnership in which the Account invests and may receive fees for the services performed. These services include, among other things, shareholder communications, preparation, postage, fund transfer agency and various other record keeping and customer service functions.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of The Prudential
Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of real estate investments, and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the "Partnership") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of The Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 17, 2004

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Partners of The Prudential
Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated February 17, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
March 17, 2004

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                      YEAR ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                       2003           2002
                                                                    ------------   ------------
ASSETS
REAL ESTATE INVESTMENTS-- At estimated market value:
   Real estate and improvements (cost: 12/31/2003-- $223,943,870;
      12/31/2002-- $215,592,277) ................................   $201,144,866   $196,631,183
   Real estate partnership (cost: 12/31/2003-- $10,609,273;
      12/31/2002-- $9,931,394) ..................................      8,721,319      8,978,324
   Other real estate investments (cost: 12/31/2003-- $500,000;
      12/31/2002-- $0) ..........................................        500,000           --
                                                                    ------------   ------------
      Total real estate investments .............................    210,366,185    205,609,507
CASH AND CASH EQUIVALENTS .......................................     18,901,814     18,591,149
OTHER ASSETS, NET ...............................................      6,359,853      5,519,457
                                                                    ------------   ------------
      Total assets ..............................................   $235,627,852   $229,720,113
                                                                    ============   ============
LIABILITIES
MORTGAGE LOANS PAYABLE ..........................................     43,934,494     35,699,108
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ...........................      2,998,752      3,092,098
DUE TO AFFILIATES ...............................................      1,017,932        907,503
OTHER LIABILITIES ...............................................        947,110        911,245
MINORITY INTEREST ...............................................      5,086,503      4,756,653
                                                                    ------------   ------------
      Total liabilities .........................................     53,984,791     45,366,607
                                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY ................................................    181,643,061    184,353,506
                                                                    ------------   ------------
      Total liabilities and partners' equity ....................   $235,627,852   $229,720,113
                                                                    ============   ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD ...................      7,366,835      7,644,848
                                                                    ============   ============
SHARE VALUE AT END OF PERIOD ....................................         $24.66         $24.11
                                                                    ============   ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                    2003            2002            2001
                                                                ------------    ------------    ------------
INVESTMENT INCOME:
  Revenue from real estate and improvements ..................    $26,217,891     $26,345,500     $24,339,631
  Equity in income of real estate partnership ................        560,660         276,209         686,801
  Dividend income ............................................           --              --         2,157,647
  Interest on short-term investments .........................        281,943         455,339         296,514
                                                                  -----------     -----------     -----------
    Total investment income ..................................     27,060,494      27,077,048      27,480,593
                                                                  -----------     -----------     -----------
INVESTMENT EXPENSES:
  Operating ..................................................      5,116,001       5,261,674       5,328,004
  Investment management fee ..................................      2,493,957       2,486,639       2,694,130
  Real estate taxes ..........................................      2,590,600       2,824,719       2,652,956
  Administrative .............................................      3,496,973       3,345,192       2,518,644
  Interest expense ...........................................      2,557,294       1,989,473       1,776,701
  Minority interest ..........................................        192,260         305,308         159,852
                                                                  -----------     -----------     -----------
    Total investment expenses ................................     16,447,085      16,213,005      15,130,287
                                                                  -----------     -----------     -----------
NET INVESTMENT INCOME ........................................     10,613,409      10,864,043      12,350,306
                                                                  -----------     -----------     -----------
REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE
  INVESTMENTS:
  Net proceeds from real estate investments sold .............      5,689,488       6,282,075      53,417,000
  Less: Cost of real estate investments sold .................      6,620,263       9,101,381      50,300,836
    Realization of prior years' unrealized
    gain (loss) on real estate investments sold ..............     (1,396,836)     (3,212,838)      3,327,829
                                                                  -----------     -----------     -----------
  Net gain (loss) realized on real estate
    investments sold .........................................        466,061         393,532        (211,665)
                                                                  -----------     -----------     -----------
  Change in unrealized gain (loss) on real estate investments      (6,169,630)     (8,739,488)     (2,311,404)
  Less: Minority interest in unrealized gain (loss) on
    real estate investments ..................................        763,795         171,707          24,680
                                                                  -----------     -----------     -----------
  Net unrealized gain (loss) on real estate investments ......     (6,933,425)     (8,911,195)     (2,336,084)
                                                                  -----------     -----------     -----------
NET REALIZED AND UNREALIZED GAIN (LOSS)
  ON REAL ESTATE INVESTMENTS .................................     (6,467,364)     (8,517,663)     (2,547,749)
                                                                  -----------     -----------     -----------
INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS ............................................    $ 4,146,045     $ 2,346,380     $ 9,802,557
                                                                  ===========     ===========     ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                            YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                    2003             2002             2001
                                                                -------------    -------------    -------------
INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM OPERATIONS:
  Net investment income .....................................   $ 10,613,409     $ 10,864,043      $ 12,350,306
  Net gain (loss) realized on real estate investments sold ..        466,061          393,532          (211,665)
  Net unrealized gain (loss) from real estate investments ...     (6,933,425)      (8,911,195)       (2,336,084)
                                                                ------------     ------------      ------------
  Increase (decrease) in net assets resulting from operations      4,146,045        2,346,380         9,802,557
                                                                ------------     ------------      ------------
INCREASE (DECREASE) IN NET ASSETS RESULTING
  FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
  (2003 --278,014; 2002 -- 672,622; and
    2001-- 758,443 shares, respectively) ....................     (6,856,490)     (16,143,510)      (18,000,000)
                                                                ------------     ------------      ------------
      Increase (decrease) in net assets
        resulting from capital transactions .................     (6,856,490)     (16,143,510)      (18,000,000)
                                                                ------------     ------------      ------------
INCREASE (DECREASE) IN NET ASSETS ...........................     (2,710,445)     (13,797,130)       (8,197,443)
NET ASSETS-- Beginning of period ............................    184,353,506      198,150,636       206,348,079
                                                                ------------     ------------      ------------
NET ASSETS-- End of period ..................................   $181,643,061     $184,353,506      $198,150,636
                                                                ============     ============      ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2003            2002            2001
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations ................   $  4,146,045    $  2,346,380    $  9,802,557
Adjustments to reconcile net increase in net assets
  to net cash from operating activities
    Net realized and unrealized loss (gain) on
      real estate investments .............................      6,467,364       8,517,663       2,547,749
    Amortization of deferred financing costs ..............       (523,586)       (189,826)             --
    Distributions in excess of (less than) equity in income
      of real estate partnership operations ...............        648,193         (53,459)       (686,801)
    Minority interest in consolidated partnerships ........        192,260         305,308         159,852
    Bad debt expense ......................................        185,844         184,242         108,358
    (Increase) decrease in:
      Dividend receivable .................................             --          20,802         213,886
      Other assets ........................................       (502,655)     (2,246,510)       (449,444)
    Increase (decrease) in:
      Accounts payable and accrued expenses ...............        (93,346)       (377,144)        951,424
      Due to affiliates ...................................        110,429          11,369           8,700
      Other liabilities ...................................         35,865         (61,165)        303,201
                                                              ------------    ------------    ------------
  Net cash flows from (used in) operating activities ......     10,666,413       8,457,660      12,959,482
                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments sold ..........      5,689,488       6,282,075      53,417,000
  Acquisition of real estate investments ..................     (8,008,729)     (2,610,723)    (14,582,383)
  Additions to real estate and improvements ...............     (6,963,127)     (2,629,708)     (4,373,073)
  Contributions to real estate partnerships ...............     (1,326,071)     (2,851,395)       (353,956)
  Origination of other real estate investments ............       (500,000)             --              --
  Acquisition of real estate investment trust .............             --              --     (18,403,928)
  Sale of marketable securities, net ......................             --              --       4,916,494
                                                              ------------    ------------    ------------
  Net cash flows from (used in) investing activities ......    (11,108,439)     (1,809,751)     20,620,154
                                                              ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Withdrawals by partners .................................     (6,856,490)    (16,143,510)    (18,000,000)
  Principal payments on mortgage loans payable ............       (514,614)       (696,828)       (437,588)
  Proceeds from mortgage loans payable ....................      8,750,000              --              --
  Distributions to minority interest partners .............       (868,559)       (100,528)             --
  Contributions from minority interest partners ...........        242,354       2,268,461         929,776
                                                              ------------    ------------    ------------
  Net cash flows from (used in) financing activities ......        752,691     (14,672,405)    (17,507,812)
                                                              ------------    ------------    ------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS ............................................        310,665      (8,024,496)     16,071,824
CASH AND CASH EQUIVALENTS-- Beginning of period ...........     18,591,149      26,615,645      10,543,821
                                                              ------------    ------------    ------------
CASH AND CASH EQUIVALENTS-- End of period .................   $ 18,901,814    $ 18,591,149    $ 26,615,645
                                                              ============    ============    ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

                           DECEMBER 31, 2003 AND 2002

                                                                                            DECEMBER 31,
                                                      TOTAL RENTABLE  -----------------------------------------------------
                                                       SQUARE FEET             2003                         2002
                                                         UNLESS       -----------------------------------------------------
                                                        OTHERWISE                      ESTIMATED                  ESTIMATED
                                                        INDICATED                       MARKET                      MARKET
PROPERTY NAME          OWNERSHIP    CITY, STATE        (UNAUDITED)      COST             VALUE         COST         VALUE
-----------------------------------------------------------------------------------------------------------------------------
REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville           WO         Lisle, IL             92,478     $ 23,023,835   $ 12,110,725  $ 22,857,236  $ 13,854,988
Oakbrook Terrace          WO       Oakbrook, IL           107,610       14,619,120     10,097,932    14,205,396    11,213,142
Summit @ Cornell Oaks     WO      Beaverton , OR           72,109       11,890,209     10,000,005    11,890,209    10,800,005
Westpark                  WO       Nashville, TN           97,036       10,423,727      9,239,260    10,320,613     9,651,831
Financial Plaza           WO       Brentwood, TN          742,931        9,837,482      6,700,041     9,826,195     7,709,345
-----------------------------------------------------------------------------------------------------------------------------
                             Offices % as of 12/31/03         27%       69,794,373     48,147,963    69,099,649    53,229,311
APARTMENTS
Brookwood Apartments      WO        Atlanta, GA         240 Units       15,781,263     17,000,000    15,715,772    17,523,063
Dunhill Trace Apartments  WO        Raleigh, NC         250 Units       16,010,326     17,665,000    15,943,836    17,502,998
Riverbend Apartments      CJV    Jacksonville, FL       458 Units       19,946,920     22,400,000    19,745,855    19,800,000
SIMA Apartments           CJV    Gresham/Salem, OR      493 Units       19,281,738     17,975,000    18,838,570    18,600,000
-----------------------------------------------------------------------------------------------------------------------------
                            Apartments % as of 12/31/03         41%     71,020,247     75,040,000    70,244,033    73,426,061
RETAIL
King's Market             WO       Rosewell, GA           314,358       33,102,401     23,539,665    32,895,282    24,903,969
Hampton Towne Center      WO        Hampton, VA           174,540       18,013,068     20,000,000    16,446,909    19,300,000
White Marlin Mall         CJV     Ocean City, MD          186,016       13,198,649     15,900,000    10,012,138    10,012,138
Kansas City Portfolio     EJV   Kansas City, KS;MO        487,660       10,609,273      8,721,319     9,931,394     8,978,324
-----------------------------------------------------------------------------------------------------------------------------
                              Retail % as of 12/31/03         38%       74,923,391     68,160,984    69,285,723    63,194,431
INDUSTRIAL
Smith Road                WO        Aurora, CO            277,930       10,806,403     10,508,509    10,294,784    10,557,058
Walsh Higgins             WO    Salt Lake City, UT        182,500               --             --     6,599,482     5,202,646
-----------------------------------------------------------------------------------------------------------------------------
                            INDUSTRIAL % AS OF 12/31/03        6%       10,806,403     10,508,509    16,894,266    15,759,704
HOTEL
Portland Crown Plaza      CJV      Portland, OR         161 Rooms        8,008,729      8,008,729            --            --
-----------------------------------------------------------------------------------------------------------------------------
                              Hotel % as of 12/31/03           4%        8,008,729      8,008,729            --            --
OTHER REAL ESTATE INVESTMENTS
Englar Lowes Loan         NR      Westminster, MD                          500,000        500,000            --            --
-----------------------------------------------------------------------------------------------------------------------------
          Other Real Estate Investments % as of 12/31/0       30%          500,000        500,000            --            --

TOTAL REAL ESTATE INVESTMENTS AS A PERCENTAGE OF
  NET ASSETS AS OF 12/31/03                                  116%     $235,053,143   $210,366,185  $225,523,671  $205,609,507
                                                             ====     ============   ============  ============  ============

WO -- Wholly Owned Investment
CJV -- Consolidated Joint Venture
EJV -- Joint Venture Investment accounted for under the equity method NR -- Note Receivable

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                   DECEMBER 31, 2003           DECEMBER 31, 2002
                                                                               ------------------------    ----------------------
                                                                                             ESTIMATED                   ESTIMATED
                                                               FACE AMOUNT        COST      MARKET VALUE      COST     MARKET VALUE
                                                               ----------      ----------    ----------    ----------   ----------
CASH AND CASH EQUIVALENTS--PERCENTAGE OF NET ASSETS .........                                      10.4%                       10.1%
Federal National Mortgage Assoc., 1.06%, February 4, 2004. ..  $ 5,974,000    $ 5,967,907   $ 5,967,907   $        --   $        --
Federal Home Loan Mortgage Corp., 0.88%, January 2, 2004 ....   12,331,000     12,330,520    12,330,520            --
Federal National Mortgage Assoc., 1.00%, January 02, 2003  ..    6,928,000             --            --     6,927,615     6,927,615
Federal National Mortgage Assoc., 1.27%, January 17, 2003  ..    1,218,000             --            --     1,217,055     1,217,055
Federal Home Loan Mortgage Corp., 1.27%, January 21, 2003  ..    3,461,000             --            --     3,457,581     3,457,581
Federal National Mortgage Assoc., 1.27%, January 21, 2003  ..    1,288,000             --            --     1,286,819     1,286,819
Federal National Mortgage Assoc., 1.22%, February 10, 2003 ..    1,000,000             --            --       998,611       998,611
Federal National Mortgage Assoc., 1.22%, February 13, 2003 ..    2,070,000             --            --     2,066,913     2,066,913
Federal Farm Credit Banks, 1.22%, February 14, 2003 .........    1,870,000             --            --     1,867,148     1,867,148
                                                                               ----------    ----------    ----------    ----------
TOTAL CASH EQUIVALENTS ......................................                  18,298,427    18,298,427    17,821,742    17,821,742
   CASH .....................................................                     603,387       603,387       769,407       769,407
                                                                              -----------   -----------   -----------   -----------
   TOTAL CASH AND CASH EQUIVALENTS ..........................                 $18,901,814   $18,591,149   $18,591,149   $18,591,149
                                                                              ===========   ===========   ===========   ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

Prudential Real Estate Investors ("PREI") is the real estate advisory unit of Prudential Investment Management, Inc. ("PIM"), which is an indirectly owned subsidiary of Prudential Financial Inc. ("PFI"). PREI provides investment advisory services to the Partnership's partners pursuant to the terms of the Advisory Agreement as described in Note 9.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A: BASIS OF PRESENTATION--The accompanying consolidated financial statements are presented on the accrual basis of accounting. It is the Partnership's policy to consolidate those real estate partnerships in which it has a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

        B: REAL ESTATE INVESTMENTS--The Partnership's investments in real estate are initially valued at their purchase price. Thereafter, real estate investments are reported at their estimated market values based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM is responsible to assure that the valuation process provides objective and accurate property market value estimates. American Appraisal Associates (the "Appraisal Management Firm"), an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the objectivity and accuracy of the appraisal process.

            Unconsolidated   real   estate   partnerships   are  valued  at  the
            Partnership's equity in net assets as reflected in the partnership's financial statements with properties valued as described above.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

            As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 2003 and 2002.

        C: OTHER REAL ESTATE INVESTMENTS--Other real estate investments include notes receivable, which are valued at the amount due and approximate market value.

        D: REVENUE RECOGNITION--Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated market value, net income is not reduced by depreciation or amortization expense.

        E: EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP--Equity in income from real estate partnership operations represents the Partnership's share of the current year's partnership income as provided for under the terms of the partnership agreements. As is the case with wholly-owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the partnership.

        F: MORTGAGE LOANS PAYABLE--Mortgage loans payable are stated at the principal amount of the obligation outstanding. At times the Partnership may assume debt in connection with the purchase of real estate. At the time of the assumption, the Partnership allocates a portion of the purchase price to the below/above market debt and amortizes the premium/discount over the remaining life of the debt.

        G: CASH AND CASH EQUIVALENTS--For purposes of the Consolidated Statements of Cash Flows, all short-term investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at market value.

        H: OTHER ASSETS--Cash of $216,883 and $237,732 was maintained by the wholly owned and consolidated properties at December 31, 2003 and 2002, respectively, for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets are net of allowance for uncollectible accounts of $76,800 and $69,000 at December 31, 2003 and 2002, respectively.

        I:  MARKETABLE   SECURITIES--Marketable  securities  are  highly  liquid
            investments with maturities of more than three months when purchased and are carried at estimated market value.

        J: FEDERAL INCOME TAXES--The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

        K: DEFERRED FINANCING COSTS--Included in Other Assets are deferred financing costs amounting to $313,425 and $637,980, which are net of accumulated amortization of $713,990 and $190,404 as of December 31, 2003 and 2002, respectively, and which are being amortized over the term of the related obligation.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

        L: MANAGEMENT'S USE OF ESTIMATES IN THE FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        M: NEW ACCOUNTING PRONOUNCEMENTS--In April 2002, the FASB issued SFAS No. 145, which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Partnership adopted SFAS No. 145 on January 1, 2003, which had no impact on the consolidated financial statements of the Prudential Variable Contract Real Property Partnership.

            FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), which supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN-46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, "Audits of Investment Companies" ("the Audit Guide"). The effective date is delayed while the AICPA finalizes the proposed Statement of Position ("SOP") on the clarification of the scope of the Audit Guide. Following the issuance of the final SOP, the FASB will consider modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

NOTE 3: DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITY

Cash paid for interest during the years ended December 31, 2003, 2002, and 2001 was $2,462,387, $1,989,473, and $1,776,701, respectively.

During the fourth quarter 2002, in conjunction with the acquisition of a real estate investment, the Partnership assumed mortgage loan financing of $7.4 million.

During the first and second quarters of 2001, in conjunction with the acquisition of two real estate investments, the Partnership assumed mortgage loan financing of $9.0 million and $10.3 million, respectively.

NOTE 4: REAL ESTATE PARTNERSHIP

Real estate partnership is valued at the Partnership's equity in net assets as reflected by the partnership's financial statements with properties valued as indicated in Note 2B above. The partnership's combined financial position at December 31, 2003 and 2002, and results of operations for the years ended December 31, 2003, 2002, and 2001 are summarized as follows:

                                                           DECEMBER 31,
                                                      2003              2002
                                                   -----------       -----------
Partnership Assets and Liabilities
   Real estate at estimated market value ....      $29,450,000       $31,300,000
   Other assets .............................        1,536,444         1,643,304
                                                   -----------       -----------
   Total assets .............................       30,986,444        32,943,304
                                                   -----------       -----------
   Mortgage loans payable ...................       18,833,958        20,389,498
   Other liabilities ........................          320,588           362,837
                                                   -----------       -----------
   Total liabilities ........................       19,154,546        20,752,335
                                                   -----------       -----------
   Net Assets ...............................      $11,831,898       $12,190,969
                                                   ===========       ===========
Partnership's Share of Net Assets ...........      $ 8,721,319       $ 8,978,324
                                                   ===========       ===========

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                     YEAR ENDED DECEMBER 31,
                                                  2003         2002         2001
                                               ----------   ----------   ----------
Partnership Operations
   Rental revenue ..........................   $4,473,698   $4,170,038   $4,497,459
   Real estate expenses and taxes ..........    3,751,112    3,717,425    3,536,948
                                               ----------   ----------   ----------
   Net Investment Income ...................   $  722,586   $  452,613   $  960,511
                                               ==========   ==========   ==========
Partnership's Share of Net Investment Income   $  560,660   $  276,209   $  686,801
                                               ==========   ==========   ==========

NOTE 5: MORTGAGE LOANS PAYABLE:

Debt includes mortgage loans payable as summarized below:

                                                                            PARTNERSHIP
                                                     PARTNERSHIP DEBT         DEBT AS
                                                     AS OF 12/31/03         OF 12/31/02           AS OF 12/31/03
                                                --------------------------  ------------  ------------------------------
                                                             PARTNERSHIP'S
                                                  100% LOAN     SHARE OF     100% LOAN    INTEREST    MATURITY
                                                   BALANCE    LOAN BALANCE*   BALANCE      RATE**       DATE    TERMS***
                                                ------------  ------------- ----------    ----------  --------- --------
MORTGAGES OF WHOLLY OWNED PROPERTIES & CONSOLIDATED PARTNERSHIPS
Jacksonville, FL ............................   $10,000,000   $ 8,976,000   $ 9,844,318      4.34%       2008      PP, I
Gresham/Salem, OR ...........................     8,433,665     8,433,665     8,657,061      7.97%       2006    PP, P&I
Hampton, VA .................................     9,451,819     9,451,819     9,804,475      6.75%       2018    PP, P&I
Ocean City, MD ..............................     7,299,010     4,291,818     7,393,254      7.24%       2008    PP, P&I
Raleigh, NC .................................     8,750,000     8,750,000            --      3.09%       2008      PP, I
------------------------------------------------------------------------------------------------------------------------
Total .......................................   $43,934,494   $39,903,302   $35,699,108

MORTGAGE LOANS ON EQUITY PARTNERSHIP
Kansas City, MO - Ten Quivira ...............   $ 6,775,930   $ 4,994,538   $ 6,864,726      8.16%       2007    PP, P&I
Kansas City, MO- Ten Quivira Parcel .........       974,750       718,488       987,524      8.16%       2007    PP, P&I
Kansas City, MO - Cherokee Hill .............     3,129,145     2,306,493     3,172,260      7.79%       2007    PP, P&I
Kansas City, KS - Devonshire ................     2,171,880     1,600,893     2,200,342      8.16%       2007    PP, P&I
Kansas City, MO - Brywood Center ............     5,782,253     4,262,099     5,858,028      8.16%       2007    PP, P&I
Kansas City, MO - Willow Creek ..............            --            --     1,306,619        --        2005         --
------------------------------------------------------------------------------------------------------------------------
Total .......................................   $18,833,958   $13,882,510   $20,389,498

TOTAL MORTGAGE LOANS PAYABLE                                  $53,785,812                    6.33%

* Represents the Partnership's interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2003. It does not represent the Partnership's legal obligation.

** The Partnership's weighted average interest rate at December 31, 2003 and 2002 were 6.33% and 6.42%, respectively. The weighted average interest rates were calculated using the Partnership's annualized interest expense for each loan (derived using the same percentage as that in (*) above) divided by the Partnership's share of total debt.

*** Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest

On October 9, 2003 the Partnership refinanced its variable rate debt on the apartment investment located in Jacksonville, Florida to a fixed rate of 4.34%. The interest rate on the variable rate debt was previously adjusted annually. The rate was equal to the 6-month Treasury rate plus 1.565%. It was subject to a maximum of 11.345% and a minimum of 2.345%. On December 31, 2002, the interest rate on the variable rate debt was 3.235%.

As of December 31, 2003, mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

YEAR ENDING DECEMBER 31,                                                 (000's)
------------------------                                                 ------
   2004.......................................................          $   719
   2005.......................................................              774
   2006.......................................................            8,479
   2007.......................................................              588
   2008.......................................................           26,091
   Thereafter.................................................            7,284
                                                                        -------
   Total......................................................          $43,935
                                                                        =======

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

The mortgage loans payable are secured by real estate investments with an estimated market value of $93,875,000.

As of December 31, 2003, principal amounts of mortgage loans payable on the equity partnership are payable as follows:

                                                           100% LOAN BALANCE     PARTNERSHIP'S SHARE
YEAR ENDING DECEMBER 31,                                        (000'S)                (000'S)
------------------------                                   ------------------    --------------------
   2004..............................................          $   268                 $   198
   2005..............................................              291                     214
   2006..............................................              315                     232
   2007..............................................           17,960                  13,239
                                                               -------                 -------
   Total.............................................          $18,834                 $13,883
                                                               =======                 =======

Based on borrowing rates available to the Partnership at December 31, 2003 for loans with similar terms and average maturities, the Partnership's mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $44.9 million and a carrying value of $43.6 million, which is net of deferred financing costs of $0.3 million. The Partnership's share of equity partnership debt has an estimated fair value of approximately $15.4 million and a carrying value of $13.9 million, which is net of deferred financing costs of $0. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

NOTE 6: CONCENTRATION OF RISK ON REAL ESTATE INVESTMENTS

At December 31, 2003, the Partnership had real estate investments located throughout the United States. The diversification of the account's holdings based on the estimated market values and established NCREIF regions is as follows:

                                                              ESTIMATED
                                                            MARKET VALUE
   REGION                                                      (000'S)          REGION %
   ------                                                   ------------        ---------
   Southeast.........................................         $ 78,879            37%
   Mideast...........................................           54,065            26%
   Pacific...........................................           35,984            17%
   East North Central................................           22,209            11%
   Mountain..........................................           10,508             5%
   West North Central................................           $8,721             4%
                                                              --------
   Total.............................................         $210,366
                                                              ========

The above allocations are based on (1) 100% of the estimated market value of wholly-owned properties and consolidated joint ventures, and (2) the estimated market value of the Partnership's net equity in non-consolidated ventures.

NOTE 7: LEASING ACTIVITY

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 2004 to 2023. At December 31, 2003, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

YEAR ENDING DECEMBER 31,                                      (000's)
-----------------------                                       -------
   2004..............................................        $10,344
   2005..............................................          9,626
   2006..............................................          8,716
   2007..............................................          8,142
   2008..............................................          7,155
   Thereafter........................................         18,120
                                                             -------
   Total.............................................        $62,103
                                                             =======

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

The above future minimum base rental payments exclude residential lease agreements, which accounted for 39.32% of the Partnership's 2003 annual rental income.

NOTE 8: COMMITMENTS AND CONTINGENCIES

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and were to be returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment has been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2003, the cost basis of Prudential's equity interest in the Partnership under this commitment (held through the Real
Property Accounts) was $44 million. Prudential did not make any contributions during the 2002 fiscal year and terminated this commitment on December 31, 2002.

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential's management, the outcome of such matters will not have a significant effect on the Partnership.

NOTE 9: OTHER RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2003, 2002 and 2001 management fees incurred by the Partnership were $2.5 million, $2.5 million, and $2.7 million for each of the three years, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2003, 2002 and 2001 were $132,380; $132,380; and $118,972, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2003, 2002 and 2001, the Partnership made the following distributions to the Partners:

YEAR ENDING DECEMBER 31,                                       (000's)
------------------------                                      --------
   2003...............................................        $ 6,856
   2002...............................................         16,143
   2001...............................................         18,000

NOTE 10: FINANCIAL HIGHLIGHTS

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                             2003       2002        2001        2000        1999
                                                            ------     ------      ------      ------      ------
PER SHARE (UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period....................    $24.11     $23.82      $22.74      $20.86      $20.27
INCOME FROM INVESTMENT OPERATIONS:
Investment income, before management fee................      1.71       1.63        1.66        1.67        1.52
Management fee..........................................     (0.33)     (0.30)      (0.30)      (0.26)      (0.26)
Net realized and unrealized gain (loss) on investments..     (0.83)     (1.04)      (0.28)       0.47       (0.67)
                                                            ------     ------      ------      ------      ------
Net Increase in Net Assets Resulting from Operations....      0.55       0.29        1.08        1.88        0.59
                                                            ------     ------      ------      ------      ------
NET ASSET VALUE, END OF PERIOD..........................    $24.66     $24.11      $23.82      $22.74      $20.86
                                                            ======     ======      ======      ======      ======
TOTAL RETURN, BEFORE MANAGEMENT FEE (a):................      3.63%      2.52%       6.14%      10.40%       4.22%
Ratios/Supplemental Data:
Net Assets, end of period (in millions).................      $182       $184        $198        $206        $210
Ratios to average net assets (b):
Management Fee..........................................      1.35%      1.28%       1.27%       1.28%       1.25%
Investment Income, before Management Fee................      7.12%      6.85%       7.11%       7.76%       7.30%

(a) Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:
       NET INVESTMENT INCOME + NET REALIZED AND UNREALIZED  GAINS/(LOSSES)
    Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions
(b) Average net assets are based on beginning of quarter net assets.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                   SCHEDULE III--REAL ESTATE OWNED: PROPERTIES

                                DECEMBER 31, 2003

                                    INITIAL COSTS TO THE PARTNERSHIP          COSTS
                                   ------------------------------------   CAPITALIZED
                                   ENCUMBRANCES              BUILDING &   SUBSEQUENT TO
DESCRIPTION                         AT 12/31/03   LAND     IMPROVEMENTS   ACQUISITION
-----------                        -------------  -----   ---------------  -------------
PROPERTIES:
Office Building
Lisle, IL .....................        None     1,780,000    15,743,881     5,499,954
Garden Apartments
Atlanta, GA  ..................        None     3,631,212    11,168,904    981,147 (b)
Retail Shopping Center
Roswell, GA  ..................        None     9,454,622    21,513,677     2,134,102
Garden Apartments
Raleigh, NC ...................  8,750,000      1,623,146    14,135,553       251,627
Office Building
Brentwood, TN .................        None     1,797,000     6,588,451     2,038,276
Office Park
Oakbrook Terrace, IL ..........        None     1,313,310    11,316,883     1,988,927
Office Building
Beaverton, OR .................        None       816,415     9,897,307     1,176,487
Industrial Building
Salt Lake City, UT  ...........        None       582,457     4,805,676     1,211,349
Industrial Building
Aurora, CO ....................        None     1,338,175     7,202,411     2,265,817
Office Complex
Brentwood, TN .................        None     2,425,000     7,063,755       348,727
Retail Shopping Center
Hampton, VA....................  9,451,819      2,339,100    12,767,956     2,906,012
                               -----------    -----------  ------------   -----------
                                18,201,819     27,100,437   122,204,454    20,802,425
                               ===========    ===========  ============   ===========
                                                             GROSS AMOUNT AT WHICH
                                                            CARRIED AT CLOSE OF YEAR
                                -----------------------------------------------------------------------------------
                                                BUILDING &      2003                            YEAR OF      DATE
DESCRIPTION                           LAND     IMPROVEMENTS     SALES     TOTAL (a)(b)(c)    CONSTRUCTION  ACQUIRED
-----------                           ----      -----------     -----     --------------     ------------  --------
PROPERTIES:
Office Building
Lisle, IL .....................    1,780,000    21,243,835                   23,023,835          1985     Apr., 1988
Garden Apartments
Atlanta, GA  ..................    3,631,212    12,150,051                   15,781,263          1987     Apr., 1988
Retail Shopping Center
Roswell, GA  ..................    9,462,951    23,639,450                   33,102,401          1988     Jan., 1989
Garden Apartments
Raleigh, NC ...................    1,623,146    14,387,180                   16,010,326          1995     Jun., 1995
Office Building
Brentwood, TN .................    1,797,377     8,626,350                   10,423,727          1982     Oct., 1995
Office Park
Oakbrook Terrace, IL ..........    1,313,821    13,305,299                   14,619,120          1988     Dec., 1995
Office Building
Beaverton, OR .................      845,887    11,044,322                   11,890,209          1995     Dec., 1996
Industrial Building
Salt Lake City, UT  ...........      702,323     5,897,159    (6,599,482)             0          1997     Jul., 1997
Industrial Building
Aurora, CO ....................    1,415,159     9,391,244                   10,806,403          1997     Sep., 1997
Office Complex
Brentwood, TN .................    2,453,117     7,384,365                    9,837,482          1987     Oct., 1997
Retail Shopping Center
Hampton, VA....................    3,276,520    14,736,548                   18,013,068          1998      May, 2001
                                ------------  ------------   -----------   ------------
                                  28,301,513   141,805,803    (6,599,482)   163,507,834
                                ============  ============   ===========   ============

                                                       2003         2002          2001
                                                    -----------  -----------   -----------
(a) Balance at beginning of year....                150,548,805  158,410,798   154,613,404
    Additions:
      Acquistions...................                          0            0             0
      Improvements, etc.............                  1,545,443    1,231,735     3,797,394
      Conversions from JV to WO.....                 18,013,068            0             0
    Deletions:
      Sale..........................                 (6,599,482)  (9,093,728)            0
                                                    -----------  --- -------   -----------
Balance at end of year..............                163,507,834  150,548,805   158,410,798
                                                    ===========  ===========   ===========

(b) Net of $1,000,000 settlement received from lawsuit.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

            SCHEDULE III - REAL ESTATE OWNED: INTEREST IN PROPERTIES

                                DECEMBER 31, 2003

                                     INITIAL COSTS TO THE PARTNERSHIP           COSTS
                                ------------------------------------------    CAPITALIZED
                                   ENCUMBRANCES                BUILDING &    SUBSEQUENT TO
DESCRIPTION                         AT 12/31/03      LAND     IMPROVEMENTS    ACQUISITION
-----------                     ------------------   ----     ------------    -----------
INTEREST IN PROPERTIES:

Garden Apartments
Jacksonville, FL................    10,000,000      2,750,000    14,650,743     2,546,177

Retail Shopping Center
Kansas City MO and KS*..........    13,900,817      5,710,916    15,211,504     2,601,686


Garden Apartments
Gresham/Salem, OR...............     8,433,665      3,063,000    15,318,870       899,868


Retail Shopping Center
Hampton, VA.....................             0      2,339,100    12,767,956     1,339,852
Retail Shopping Center
Ocean City, MD..................     7,299,010      1,517,099     8,495,039     3,186,511

Hotel
Portland, OR....................             0      1,500,000     6,508,729             0
                                  ------------    -----------   -----------   -----------
                                    39,633,492     16,880,115    72,952,841    10,574,094
                                  ============    ===========   ===========   ===========

                               GROSS AMOUNT AT WHICH
                                CARRIED AT CLOSE OF YEAR
----------------------------------------------------------------------------------------
              BUILDING &     CONVERTED TO        TOTAL          YEAR OF           DATE
    LAND    IMPROVEMENTS     WHOLLY OWNED      (A)(B)(C)     CONSTRUCTION       ACQUIRED
    ----    ------------     ------------      ---------     ------------       --------



  2,750,000   17,196,920                       19,946,920               1973    Sept., 1999


  5,710,916   17,813,190                       23,524,106    Various Ranging    Sept., 1999
                                                              From 1972-1992


  3,063,000   16,218,738                       19,281,738    Various Ranging     Feb., 2001
                                                              From 1971-1983


  3,276,520   13,170,388     (16,446,908)               0               1998      May, 2001

  1,517,099   11,681,550                       13,198,649               1986     Nov., 2002

  1,500,000    6,508,729                        8,008,729               1989     Dec., 2003
-----------  -----------    ------------     ------------
 17,817,535   82,589,515     (16,446,908)      83,960,142
===========  ===========    ============     ============

                                                                2003           2002           2001
                                                             -----------    -----------   -----------
(a)Balance at beginning of year ..........................    74,974,865     60,659,900    25,121,329
   Additions:
      Acquistions ........................................     8,008,729     10,012,138    33,488,926
      Improvements, etc ..................................     3,392,575      4,097,329     1,674,862
   Deletions:
      Sale ...............................................             0              0             0
      Conversions from JV to WO ..........................   (16,446,908)
Encumbrances on Joint Ventures accounted
   for by the equity method ..............................     1,116,048        205,498       374,783
                                                             -----------    -----------   -----------
      Balance at end of year .............................    71,045,309     74,974,865    60,659,900
                                                             ===========    ===========   ===========

* Partnership interest accounted for by the equity method