Form 10-Q
period 2004-03-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2004-05-14
CIK 846581

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                               --------------

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
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                       YES  X   NO
                                                                    ---     ---

INDICATE  BY CHECK MARK  WHETHER  THE  REGISTRANT  IS AN  ACCELERATED  FILER (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).                     YES      NO  X
                                                                    ---     ---

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

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1. Financial Statements (Unaudited)

A.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Statements of Net Assets--March 31, 2004 and December 31, 2003......................................      4

         Statements of Operations--Three Months Ended March 31, 2004 and 2003................................      4

         Statements of Changes in Net Assets--Three Months Ended March 31, 2004 and 2003.....................      4

         Notes to the Financial Statements of the Account....................................................      5

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

         Consolidated Statements of Assets and Liabilities--
         March 31, 2004 and December 31, 2003................................................................      8

         Consolidated Statements of Operations--Three Months Ended March 31, 2004 and 2003...................      9

         Consolidated Statements of Changes in Net Assets--
         Three Months Ended March 31, 2004 and 2003..........................................................     10

         Consolidated Statements of Cash Flows--Three Months Ended March 31, 2004 and 2003...................     11

         Consolidated Schedules of Investments--March 31, 2004 and December 31, 2003.........................     12

         Notes to the Financial Statements of the Partnership................................................     14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................     16

Item 3. Quantitative and Qualitative Disclosures About Market Risks..........................................     22

Item 4. Controls and Procedures..............................................................................     22

PART II -- OTHER INFORMATION
----------------------------

Item 4. Submission of Matters to a Vote of Security Holders..................................................     23

Item 6. Exhibits and Reports on Form 8-K.....................................................................     23

Signature Page...............................................................................................     25

FORWARD-LOOKING STATEMENT DISCLOSURE

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects", "believes", "anticipates", "includes", "assumes", "estimates", "projects", "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America ("the Company") or the Prudential Variable Contract Real Property Account (the "Real Property Account"). There can be no assurance that future developments affecting the Company or the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; economic conditions in local markets in which the properties in the Real Property Account are located; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

                             FINANCIAL STATEMENTS OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
March 31, 2004 and December 31, 2003

                                                                                                  MARCH 31, 2004
                                                                                                    (UNAUDITED)    DECEMBER 31, 2003
                                                                                                -----------------  -----------------
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership .................          $74,200,448          $73,648,634
                                                                                                    -----------          -----------
Net Assets ...............................................................................          $74,200,448          $73,648,634
                                                                                                    ===========          ===========
NET ASSETS, representing:
Equity of contract owners ................................................................          $53,055,394          $53,573,623
Equity of The Prudential Insurance Company of America ....................................           21,145,054           20,075,011
                                                                                                    -----------          -----------
                                                                                                    $74,200,448          $73,648,634
                                                                                                    ===========          ===========

Units outstanding ........................................................................           38,465,255           38,384,745
                                                                                                    ===========          ===========
Portfolio shares held ....................................................................            2,986,942            2,986,942
Portfolio net asset value per share ......................................................          $     24.84          $     24.66

STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003

                                                                                             1/1/2004-3/31/2004   1/1/2003-3/31/2003
                                                                                                   (UNAUDITED)         (UNAUDITED)
                                                                                             -------------------  ------------------
INVESTMENT INCOME
Net investment income from Partnership operations ........................................         $   779,316          $   959,631
                                                                                                   -----------          -----------

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and
   for administration ....................................................................             105,230              105,658
                                                                                                   -----------          -----------
NET INVESTMENT INCOME ....................................................................             674,086              853,973
                                                                                                   -----------          -----------

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership .......................            (227,502)          (1,713,298)
Net realized gain (loss) on sale of investments in Partnership ...........................                   0              188,216
                                                                                                   -----------          -----------
NET GAIN (LOSS) ON INVESTMENTS ...........................................................            (227,502)          (1,525,082)
                                                                                                   -----------          -----------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING
   FROM OPERATIONS .......................................................................         $   446,584          $  (671,109)
                                                                                                   ===========          ===========

STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2004 and 2003

                                                                                             1/1/2004-3/31/2004   1/1/2003-3/31/2003
                                                                                                 (UNAUDITED)          (UNAUDITED)
                                                                                             -------------------  ------------------
OPERATIONS
Net investment income ..................................................................         $    674,086          $    853,973
Net change in unrealized gain (loss) on investments in Partnership .....................             (227,502)           (1,713,298)
Net realized gain (loss) on sale of investments in Partnership .........................                    0               188,216
                                                                                                 ------------          ------------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING
   FROM OPERATIONS .....................................................................              446,584              (671,109)
                                                                                                 ------------          ------------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners .....................................................             (806,727)             (211,602)
Net contributions (withdrawals) by The Prudential Insurance Company of America .........              911,957               317,260
                                                                                                 ------------          ------------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
   CAPITAL TRANSACTIONS ................................................................              105,230               105,658
                                                                                                 ------------          ------------
TOTAL INCREASE (DECREASE) IN NET ASSETS ................................................              551,814              (565,451)

NET ASSETS
Beginning of period ....................................................................           73,648,634            74,450,070
                                                                                                 ------------          ------------
End of period ..........................................................................         $ 74,200,448          $ 73,884,619
                                                                                                 ============          ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                                 MARCH 31, 2004

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

B. INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At March 31, 2004 and December 31, 2003 the Real Property Account's interest in the Partnership was 40.6% or 2,986,942 shares.

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

NOTE 5: NET WITHDRAWALS BY CONTRACT OWNERS


Contract owner activity for the real estate investment option in The Prudential Insurance Company of America's variable insurance and variable annuity products for the three months ended March 31, 2004 and 2003, were as follows:


                                                                         MARCH 31,
                                                               2004                   2003
                                                            ----------             ----------
                                                                        (UNAUDITED)
PDISCO+/VIP..........................................        $121,492                $ 5,682
PVAL/PVAL $100,000+ FACE VALUE.......................         685,235                205,920
                                                             --------               --------
TOTAL .......................................                $806,727               $211,602
                                                             ========               ========

NOTE 6: PARTNERSHIP DISTRIBUTIONS


As of March 31, 2004, no distributions had been made for the current year from the Partnership. For the year ended December 31, 2003, the Partnership made distributions of $6.9 million. The Prudential Real Property Accounts' share of this distribution was $2.5 million.

NOTE 7: UNIT INFORMATION


Outstanding units and unit values at March 31, 2004 and December 31, 2003 were as follows:

                                                          MARCH 31, 2004        DECEMBER 31, 2003
                                                         ----------------       ----------------
                                                            (UNAUDITED)
UNITS OUTSTANDING:...................................       38,465,225             38,384,745
UNIT VALUE:..........................................   1.84667 to 1.99948     1.83832 to 1.98753

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                                MARCH 31, 2004
                                                                                                  (UNAUDITED)      DECEMBER 31, 2003
                                                                                                --------------     -----------------
ASSETS
REAL ESTATE INVESTMENTS--At estimated market value:
   Real estate and improvements
      (cost: 3/31/2004--$225,375,104; 12/31/2003--$223,943,870) ..........................         $201,644,056         $201,144,866
   Real estate partnership (cost: 3/31/2004--$10,674,923;
      12/31/2003--$10,609,273) ...........................................................            9,530,976            8,721,319
   Mortgage and other loans receivable (cost: 3/31/2004--$556,271;
      12/31/2003--$0) ....................................................................              556,271                   --
   Other real estate investments (cost: 3/31/2004--$4,281,644;
      12/31/2003--$500,000) ..............................................................            4,281,644              500,000
                                                                                                   ------------         ------------
         Total real estate investments ...................................................          216,012,947          210,366,185
CASH AND CASH EQUIVALENTS ................................................................           14,756,088           18,901,814
OTHER ASSETS, NET ........................................................................            6,719,368            6,359,853
                                                                                                   ------------         ------------
         Total assets ....................................................................         $237,488,403         $235,627,852
                                                                                                   ============         ============

LIABILITIES
MORTGAGE LOANS PAYABLE ...................................................................           43,758,882           43,934,494
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ....................................................            3,603,268            2,998,752
DUE TO AFFILIATES ........................................................................              727,859            1,017,932
OTHER LIABILITIES ........................................................................              937,444              947,110
MINORITY INTEREST ........................................................................            5,456,926            5,086,503
                                                                                                   ------------         ------------
         Total liabilities ...............................................................           54,484,379           53,984,791
                                                                                                   ------------         ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY .........................................................................          183,004,024          181,643,061
                                                                                                   ------------         ------------
         Total liabilities and partners' equity ..........................................         $237,488,403         $235,627,852
                                                                                                   ============         ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD ............................................            7,366,835            7,366,835
                                                                                                   ============         ============
SHARE VALUE AT END OF PERIOD .............................................................         $      24.84         $      24.66
                                                                                                   ============         ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS         THREE MONTHS
                                                                                                     ENDED                ENDED
                                                                                                 MARCH 31, 2004       MARCH 31, 2003
                                                                                                 --------------       --------------
INVESTMENT INCOME:
   Revenue from real estate and improvements .............................................         $ 6,484,513          $ 6,224,502
   Equity in income of real estate partnership ...........................................             165,887              160,736
   Interest and equity income on mortgage loans receivable and
      other loans receivable .............................................................               8,126                   --
   Income from other real estate investments .............................................              31,644                   --
   Interest on short-term investments ....................................................              43,177               65,414
   Other income ..........................................................................              51,000                   --
                                                                                                   -----------          -----------
      Total investment income ............................................................           6,784,347            6,450,652
                                                                                                   -----------          -----------
INVESTMENT EXPENSES:
   Operating .............................................................................           1,661,254            1,314,572
   Investment management fee .............................................................             635,701              577,586
   Real estate taxes .....................................................................             722,033              667,791
   Administrative ........................................................................           1,216,664              805,145
   Interest expense ......................................................................             595,075              581,267
   Minority interest .....................................................................              31,557              128,049
                                                                                                   -----------          -----------
      Total investment expenses ..........................................................           4,862,284            4,074,410
                                                                                                   -----------          -----------
NET INVESTMENT INCOME ....................................................................           1,922,063            2,376,242
                                                                                                   -----------          -----------
REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
   Net proceeds from real estate investments sold ........................................                  --            5,689,488
   Less: Cost of real estate investments sold ............................................                  --            6,620,263
         Realization of prior periods' unrealized gain (loss) on real estate
            investments sold .............................................................                  --           (1,396,836)
                                                                                                   -----------          -----------
   Net gain (loss) realized on real estate investments sold ..............................                  --              466,061
                                                                                                   -----------          -----------
   Change in unrealized gain (loss) on real estate investments ...........................            (188,037)          (4,266,583)
   Less: Minority interest in unrealized gain (loss) on real estate investments ..........             373,063              (24,107)
                                                                                                   -----------          -----------
   Net unrealized gain (loss) on real estate investments .................................            (561,100)          (4,242,476)
                                                                                                   -----------          -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE
   INVESTMENTS ...........................................................................            (561,100)          (3,776,415)
                                                                                                   -----------          -----------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS ..............................         $ 1,360,963          $(1,400,173)
                                                                                                   ===========          ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                            THREE MONTHS              THREE MONTHS
                                                                                                ENDED                    ENDED
                                                                                            MARCH 31, 2004           MARCH 31, 2003
                                                                                            --------------           ---------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
   Net investment income .........................................................           $   1,922,063            $   2,376,242
   Net gain (loss) realized on real estate investments sold ......................                      --                  466,061
   Net unrealized gain (loss) from real estate investments .......................                (561,100)              (4,242,476)
                                                                                             -------------            -------------
      Increase (decrease) in net assets resulting from operations ................               1,360,963               (1,400,173)
                                                                                             -------------            -------------
INCREASE (DECREASE) IN NET ASSETS ................................................               1,360,963               (1,400,173)
NET ASSETS--Beginning of period ..................................................             181,643,061              184,353,506
                                                                                             -------------            -------------
NET ASSETS--End of period ........................................................           $ 183,004,024            $ 182,953,333
                                                                                             =============            =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS        THREE MONTHS
                                                                                                      ENDED               ENDED
                                                                                                  MARCH 31, 2004      MARCH 31, 2003
                                                                                                  --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets resulting from operations .........................       $  1,360,963        ($ 1,400,173)
   Adjustments to reconcile net increase (decrease) in net assets to net cash flows from operating activities:
      Net realized and unrealized loss on investments ......................................            561,100           3,776,415
      Equity in income of real estate partnership in excess of distributions ...............             38,301             (86,486)
      Minority interest from operating activities ..........................................             31,557             128,049
      (Increase) Decrease in accrued interest included in other real
         estate investments ................................................................            (31,644)                 --
      (Increase) Decrease in accrued interest included in mortgage and
         other loans receivable ............................................................             (8,126)                 --
      Bad debt expense .....................................................................            136,932              33,661
      (Increase) Decrease in:
         Other assets ......................................................................           (496,447)           (262,935)
      Increase (Decrease) in:
         Accounts payable and accrued expenses .............................................            262,198              66,697
         Due to affiliates .................................................................           (290,073)            (14,259)
         Other liabilities .................................................................             (9,666)              5,079
                                                                                                   ------------        ------------
            Net cash flows from operating activities .......................................          1,555,095           2,246,048
                                                                                                   ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold ..........................................                 --           5,689,488
   Additions to real estate and improvements ...............................................         (1,088,916)           (637,232)
   Contribution to real estate partnership .................................................           (103,951)           (605,236)
   Origination of mortgage and other loans receivable ......................................           (548,145)                 --
   Origination of other real estate investments ............................................         (3,750,000)                 --
                                                                                                   ------------        ------------
   Net cash flows from (used in) investing activities ......................................         (5,491,012)          4,447,020
                                                                                                   ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage loan payable .............................................           (175,612)           (218,471)
   Distributions to minority interest partners .............................................            (34,197)            (17,316)
   Contributions from minority interest partners ...........................................                 --                 466
                                                                                                   ------------        ------------
   Net cash flows used in financing activities .............................................           (209,809)           (235,321)
                                                                                                   ------------        ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................................         (4,145,726)          6,457,747

CASH AND CASH EQUIVALENTS--Beginning of period .............................................         18,901,814          18,591,149
                                                                                                   ------------        ------------
CASH AND CASH EQUIVALENTS--End of period ...................................................       $ 14,756,088        $ 25,048,896
                                                                                                   ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for interest ..................................................       $    612,727        $    619,641
                                                                                                   ============        ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
Accrued construction costs .................................................................       $    342,318                  --
                                                                                                   ============        ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS


                                                     TOTAL RENTABLE
                                                       SQUARE FEET      MARCH 31, 2004
                                                         UNLESS           (UNAUDITED)             DECEMBER 31, 2003
                                                        OTHERWISE   ------------------------  ------------------------
                                                       INDICATED                 ESTIMATED                 ESTIMATED
PROPERTY NAME         OWNERSHIP      CITY, STATE       (UNAUDITED)     COST     MARKET VALUE     COST     MARKET VALUE
-------------        -----------     -----------        ---------   -----------  -----------  -----------  -----------
REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville          WO           Lisle, IL          103,193   $23,023,835  $10,005,984  $23,023,835   $12,110,725
Oakbrook Terrace         WO         Oakbrook, IL         123,734    14,639,027    9,747,954   14,619,120    10,097,932
Summit @ Cornell Oaks    WO        Beaverton , OR        72,109     11,890,209   10,000,005   11,890,209    10,000,005
Westpark                 WO         Brentwood, TN        97,199     10,423,727    9,200,000   10,423,727     9,239,260
Financial Plaza          WO         Brentwood, TN        95,768     10,276,615    7,573,450    9,837,482     6,700,041
----------------------------------------------------------------------------------------------------------------------
                               Offices % as of 3/31/04     25%      70,253,413   46,527,393   69,794,373    48,147,963

APARTMENTS
Brookwood Apartments     WO          Atlanta, GA        240 Units   15,794,665   17,303,403   15,781,263    17,000,000
Dunhill Trace Apartments WO          Raleigh, NC        250 Units   16,037,340   17,627,015   16,010,326    17,665,000
Riverbend Apartments     CJV      Jacksonville, FL      458 Units   19,957,421   22,400,000   19,946,920    22,400,000
SIMA Apartments          CJV      Gresham/Salem, OR     493 Units   19,288,814   17,700,000   19,281,738    17,975,000
----------------------------------------------------------------------------------------------------------------------
                             Apartments % as of 3/31/04    41%      71,078,240   75,030,418   71,020,247    75,040,000

RETAIL
King's Market            WO         Rosewell, GA         314,358    33,112,287   23,509,840   33,102,401    23,539,665
Hampton Towne Center     WO          Hampton, VA         174,540    18,025,918   20,298,350   18,013,068    20,000,000
White Marlin Mall        CJV       Ocean City, MD        186,016    14,022,061   17,800,000   13,198,649    15,900,000
Kansas City Portfolio    EJV     Kansas City, KS;MO      487,660    10,674,923    9,530,976   10,609,273     8,721,319
----------------------------------------------------------------------------------------------------------------------
                               Retail % as of 3/31/04      39%      75,835,189   71,139,166   74,923,391    68,160,984

INDUSTRIAL
Smith Road               WO          Aurora, CO          277,930    10,884,456   10,578,055   10,806,403    10,508,509
----------------------------------------------------------------------------------------------------------------------
                             Industrial % as of 3/31/04    6%       10,884,456   10,578,055   10,806,403    10,508,509

HOTEL
Portland Crown Plaza     CJV       Lake Oswego, OR      161 Rooms    7,998,729    7,900,000    8,008,729     8,008,729
----------------------------------------------------------------------------------------------------------------------
                                Hotel % as of 3/31/04      4%        7,998,729    7,900,000    8,008,729     8,008,729

MORTGAGE AND OTHER LOANS RECEIVABLE
Englar K-Mart            MD        Westminster, MD                     556,271      556,271           --            --
----------------------------------------------------------------------------------------------------------------------
     Mortgage and Other Loans Receivable % as of 3/31/04   0%          556,271      556,271           --            --

OTHER REAL ESTATE INVESTMENTS
Englar Lowes Loan        NR        Westminster, MD                   4,281,644    4,281,644      500,000       500,000
----------------------------------------------------------------------------------------------------------------------
        Other Real Estate Investments % as of 3/31/04      2%        4,281,644    4,281,644      500,000       500,000

TOTAL REAL ESTATE INVESTMENTS AS A PERCENTAGE OF
   NET ASSETS AS OF 3/31/04                              117%      240,887,942  216,012,947  235,053,143   210,366,185
                                                         ====      ===========  ===========  ============  ===========

WO - Wholly Owned Investment
CJV - Consolidated Joint Venture
EJV - Joint Venture Investment accounted for under the equity method NR - Note Receivable
MD - Mezzanine Debt

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS


                                                                                 MARCH 31, 2004
                                                                                   (UNAUDITED)               DECEMBER 31, 2003
                                                                            --------------------------   -------------------------
                                                                FACE                       ESTIMATED                    ESTIMATED
                                                               AMOUNT          COST       MARKET VALUE      COST      MARKET VALUE
                                                             -----------    -----------   ------------   -----------  ------------
CASH AND CASH EQUIVALENTS--PERCENTAGE OF NET ASSETS ......                                        8.1%                       10.4%
Federal National Mortgage Assoc., 1.00%, April 1, 2004 ...   $ 3,730,000    $ 3,729,899    $ 3,729,899   $        --   $        --
Federal National Mortgage Assoc., 1.01%, April 21, 2004 ..     9,000,000      8,987,750      8,987,750            --            --
Federal National Mortgage Assoc., 1.01%, April 28, 2004 ..     1,200,000      1,198,133      1,198,133            --            --
Federal National Mortgage Assoc., 1.06%, February 4, 2004      5,974,000             --             --     5,967,907     5,967,907
Federal Home Loan Mortgage Corp., 0.88%, January 2, 2004 .    12,331,000             --             --    12,330,520    12,330,520
                                                                            -----------    -----------   -----------   -----------
TOTAL CASH EQUIVALENTS ...................................                   13,915,782     13,915,782    18,298,427    18,298,427
CASH .....................................................                      840,306        840,306       603,387       603,387
                                                                            -----------    -----------   -----------   -----------
TOTAL CASH AND CASH EQUIVALENTS ..........................                  $14,756,088    $14,756,088   $18,901,814   $18,901,814
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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

NOTE 4: FINANCIAL HIGHLIGHTS

                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------------------------------------
                                                                2004          2003          2002          2001          2000
                                                               ------        ------        ------        ------        ------
Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period ...................     $    24.66    $    24.11    $    23.82    $    22.74    $    20.86
Income From Investment Operations:
Investment income, before management fee ...............           0.35          0.39          0.42          0.39          0.42
Management fee .........................................          (0.09)        (0.08)        (0.07)        (0.07)        (0.07)
Net realized and unrealized gain (loss) on investments .          (0.08)        (0.49)        (0.45)        (0.07)        (0.28)
                                                             ----------    ----------    ----------    ----------    ----------
   Net Increase in Net Assets Resulting from Operations            0.18         (0.18)        (0.10)         0.25          0.07
                                                             ----------    ----------    ----------    ----------    ----------
Net Asset Value, end of period .........................     $    24.84    $    23.93    $    23.72    $    22.99    $    20.93
                                                             ==========    ==========    ==========    ==========    ==========
Total Return, before Management Fee (a): ...............           1.10%        (0.45)%       (0.12)%        1.46%         0.68%
Ratios/Supplemental Data:
Net Assets, end of period (in millions) ................     $      183    $      183    $      197    $      209    $      211
   Ratios to average net assets (b):
      Management Fee ...................................           0.35%         0.31%         0.31%         0.32%         0.32%
      Investment Income, before Management Fee .........           1.41%         1.60%         1.80%         1.74%         2.01%

(a) Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

       Net Investment Income + Net Realized and Unrealized Gains/(Losses)
--------------------------------------------------------------------------------
              Beg. Net Asset Value + Time Weighted Contributions --
                           Time Weighted Distributions

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

                                                                                                       QUARTER ENDED MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     2004                   2003
NET INVESTMENT INCOME:
Office properties ....................................................................           $   502,797            $   646,699
Apartment complexes ..................................................................               741,550                874,685
Retail properties ....................................................................             1,158,256              1,142,723
Industrial properties ................................................................               147,786                225,850
Hotel property .......................................................................                59,731                     --
Other (including interest income, investment mgt fee, etc.) ..........................              (688,057)              (513,715)
                                                                                                 -----------            -----------
TOTAL NET INVESTMENT INCOME ..........................................................           $ 1,922,063            $ 2,376,242
                                                                                                 ===========            ===========
NET UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Office properties ....................................................................           $(2,079,610)           $(3,945,836)
Apartment complexes ..................................................................               (85,075)                66,284
Retail properties ....................................................................             1,563,107                345,040
Industrial properties ................................................................                (8,506)              (707,964)
Hotel property .......................................................................                48,984                     --
                                                                                                 -----------            -----------
TOTAL NET UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS ..........................              (561,100)            (4,242,476)
                                                                                                 ===========            ===========
NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Industrial properties ................................................................                    --                466,061
                                                                                                 -----------            -----------
TOTAL NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS ............................                    --                466,061
                                                                                                 -----------            -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS ...................           $  (561,100)           $(3,776,415)
                                                                                                 -----------            -----------

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

OFFICE PORTFOLIO

                                   NET           NET
                               INVESTMENT    INVESTMENT     UNREALIZED     UNREALIZED
                                 INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                        03/31/04      03/31/03       03/31/04       03/31/03      03/31/04       03/31/03
--------                      ------------  ------------  -------------  --------------   ----------    -----------
QUARTER TO DATE
Lisle, IL..................      $ 93,201      $387,083    $(2,104,741)   $(1,355,000)       44%            47%
Brentwood, TN..............       200,286       120,997        (39,260)      (351,832)       79%            78%
Oakbrook Terrace, IL.......        63,635        (8,248)      (369,885)    (1,329,709)       41%            31%
Beaverton, OR..............       236,305       248,069             --       (200,000)       78%            81%
Brentwood, TN..............       (90,630)     (101,202)       434,276       (709,295)        0%             0%
                             ------------   -----------   ------------   ------------
                                 $502,797      $646,699    $(2,079,610)   $(3,945,836)
                             ------------   -----------   ------------   ------------

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

APARTMENT COMPLEXES

                                   NET           NET
                               INVESTMENT    INVESTMENT     UNREALIZED     UNREALIZED
                                 INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                        03/31/04      03/31/03       03/31/04       03/31/03      03/31/04       03/31/03
--------                     ------------   -----------   ------------   ------------     ---------      ---------
QUARTER TO DATE
Atlanta, GA................      $207,368      $243,049       $290,000       $(28,802)       91%            88%
Raleigh, NC................       147,693       219,121        (65,000)        (2,998)       93%            95%
Jacksonville, FL...........       273,617       267,235        (28,000)       130,710        91%            94%
Gresham/Salem, OR..........       112,872       145,280       (282,075)       (32,626)       90%            91%
                             ------------   -----------   ------------   ------------
                                 $741,550      $874,685       $(85,075)       $66,284
                             ------------   -----------   ------------   ------------

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

RETAIL PROPERTIES

                                   NET           NET
                               INVESTMENT    INVESTMENT     UNREALIZED     UNREALIZED
                                 INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                        03/31/04      03/31/03       03/31/04       03/31/03      03/31/04       03/31/03
--------                     ------------   -----------   ------------   ------------     ---------      ---------
QUARTER TO DATE
Roswell, GA................     $ 426,419     $ 690,217      $ (39,710)     $ 466,952        75%            93%
Kansas City, KS; MO........       160,614       160,736        744,008       (307,349)       87%            90%
Hampton, VA ...............       304,081       218,228        285,500          3,425       100%           100%
Ocean City, MD.............       176,372        73,542        573,309        182,012        99%           100%
Westminster, MD*...........        31,644           N/A             --            N/A       N/A            N/A
Westminster, MD **.........        59,126           N/A             --            N/A       N/A            N/A
                             ------------   -----------   ------------   ------------
                               $1,158,256    $1,142,723     $1,563,107      $ 345,040
                             ------------   -----------   ------------   ------------

* Note Receivable (Acquired October 2003)
**Mortgage Loan Receivable (Acquired January 2004)

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

INDUSTRIAL PROPERTIES

                                   NET           NET        UNREALIZED/    UNREALIZED/
                               INVESTMENT    INVESTMENT      REALIZED       REALIZED
                                 INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                        03/31/04      03/31/03       03/31/04       03/31/03      03/31/04       03/31/03
--------                     ------------   -----------   ------------   ------------     ---------      ---------
QUARTER TO DATE
Aurora, CO.................      $145,412     $ 201,043       $ (8,506)     $(707,964)       84%            84%
Bolingbrook, IL............         2,603            --             --             --       Sold September 2002
Salt Lake City, UT.........          (229)       24,807             --        466,061        Sold January 2003
                             ------------   -----------   ------------   ------------
                                 $147,786     $ 225,850       $ (8,506)     $(241,903)
                             ------------   -----------   ------------   ------------

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

*Hotel purchased in December 2003

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

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at March 31, 2004:

                                                                                       ESTIMATED MARKET
                                                                                             VALUE           AVERAGE
                                                                         MATURITY       (IN $ MILLIONS)   INTEREST RATE
                                                                      --------------   -----------------  -------------
Cash equivalents....................................................    0-3 months           $14.8            1.01%


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


DEBT (IN $ THOUSANDS),             4/1/2004-                                                                              ESTIMATED
INCLUDING CURRENT PORTION         12/31/2004     2005         2006         2007        2008      THEREAFTER      TOTAL    FAIR VALUE
-------------------------         ----------   --------     --------     --------     --------   ----------     --------  ----------
Average Fixed Interest Rate .        5.85%        5.83%        5.28%        5.26%        5.04%        6.75%        6.32%
Fixed Rate ..................     $   543      $   774      $ 8,479      $   588      $26,091      $ 7,284      $43,759      $46,322
                                  --------------------------------------------------------------------------------------------------
Total Mortgage Loans Payable      $   543      $   774      $ 8,479      $   588      $26,091      $ 7,284      $43,759      $46,322
                                  --------------------------------------------------------------------------------------------------

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Partnership, which would adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      4.1     Revised  Individual  Variable  Annuity  Contract  filed as Exhibit
              (4)(l) to Post-Effective Amendment No. 25 to Form N-4, Registration Statement No. 2-80897, filed April 27, 1999, and incorporated herein by reference.

      4.2 Discovery Plus Contract, filed as Exhibit (4)(a) to Post-Effective Amendment No. 13 to Form N-4, Registration Statement No. 33-25434, filed April 24, 1998, and incorporated herein by reference.

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

      11.     Not applicable.

      12.     Not applicable.

      16.     None.

      18.     None.

      22.     Not applicable.

      23.     None.

      24.     Not applicable.

      31.1 Certification of Chief Executive Officer required pursuant to Exchange Act Rules 13a- 15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  IN RESPECT OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
             ------------------------------------------------------
                                  (REGISTRANT)


Date:  May 14, 2004                             By: /s/ Richard J. Carbone
       ------------                                 ----------------------
                                                        Richard J. Carbone
                                                        Chief Financial Officer