Form 10-K
period 2004-12-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2005-03-31
CIK 846581

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                          -----------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


COMMISSION FILE NUMBER 33-20083

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  IN RESPECT OF

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEW JERSEY                                       22-1211670
-----------------------------------               ------------------------------
(STATE OR OTHER JURISDICTION OF                   INCORPORATION OR ORGANIZATION)
(IRS EMPLOYER IDENTIFICATION NO.)




                 751 BROAD STREET, NEWARK, NEW JERSEY 07102-2992
               -----------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

--------------------------------------------------------------------------------
================================================================================

                        THE PRUDENTIAL VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (REGISTRANT)


                                      INDEX
                                      ------

   ITEM                                                                                       PAGE
    NO.                                                                                        NO.
   -----                                                                                      -----

        COVER PAGE

        INDEX                                                                                   2

        FORWARD-LOOKING STATEMENT DISCLOSURE                                                    3

PART I

   1.   BUSINESS                                                                                4

   2.   PROPERTIES                                                                              6

   3.   LEGAL PROCEEDINGS                                                                       6

   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    6

PART II

   5.   MARKET FOR THE REGISTRANT'S INTERESTS, RELATED SECURITY HOLDER MATTERS
          AND ISSUER PURCHASES OF EQUITY SECURITIES                                             6

   6.   SELECTED FINANCIAL DATA                                                                 7

   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                              7

   7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            13

   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                            14

   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                                             14

   9A.  CONTROLS AND PROCEDURES                                                                14

   9B.  OTHER INFORMATION                                                                      14

PART III

   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                     15

   11.  EXECUTIVE COMPENSATION                                                                 16

   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                         16

   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                         17

   14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                                                 17

PART IV

   15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                                                18

        EXHIBIT INDEX                                                                          18

        SIGNATURES                                                                             20


                      FORWARD-LOOKING STATEMENT DISCLOSURE

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects", believes", "anticipates", "includes", "plans", "assumes", "estimates", "projects", "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America ("the Company") or the Prudential Variable Contract Real Property Account (the "Real Property Account"). There can be no assurance that future developments affecting the Company or the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; economic conditions in local markets in which the properties in the Real Property Account are located; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

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

      Office Properties--The Partnership owns office properties in Lisle and Oakbrook Terrace, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 494,284 of which 68% or 333,951 square feet are leased between 1 and 10 years.

      Apartment Complexes--The Partnership owns apartment complexes in Atlanta, Georgia; Raleigh, North Carolina; Jacksonville, Florida; and Salem and Gresham, Oregon. There are a total of 1,253 apartment units available of which 91% or 1,135 units are leased. Leases range from month to month to one year. Two of the Partnership's Salem, Oregon apartment complexes, which had a total of 188 units, were sold on December 14, 2004.

      Retail Property--The Partnership owns retail centers in Roswell, Georgia; Kansas City, Kansas and Missouri; Ocean City, Maryland; and Hampton, Virginia. Total square footage owned is approximately 1,163,464 of which 84% or 979,251 square feet are leased between 1 and 30 years.

      Industrial Properties--The Partnership owns an industrial building in Aurora, Colorado. Total square footage owned is approximately 277,930 of which 66% or 184,047 square feet are leased between 1 and 10 years.

      Hotel Property--On December 10, 2003, the Partnership invested in a hotel located in Lake Oswego, Oregon. This joint venture investment has 161 rooms. Occupancy for the year ended 2004 averaged 68.3%.

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

For information regarding the Partnership's investments, operations, and other significant events, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data.

The following is a description of general conditions in the U.S. real estate markets. It does not relate to specific properties held by the Partnership. The Partnership does not have widely diversified holdings; therefore, the discussions of vacancy rates, property values and returns in this section are not necessarily relevant in the Partnership's portfolio. The results described are not indicative of future performance of the industry, or this account.


REAL ESTATE MARKET OVERVIEW

Real estate market fundamentals in most property sectors and markets remained relatively weak in 2004, but began to improve modestly in the second half of the year. Despite the generally weak property market conditions, robust capital flows into the sector and low interest rates continued to support asset values and drive investment performance. Private and public equity real estate investment benchmarks posted large gains in the fourth quarter and 2004 overall. The National Council of Real Estate Investment Fiduciaries' (NCREIF) Property Index, the benchmark for unleveraged private institutional real estate investments in the U.S., gained nearly 4.7% in the fourth quarter, which pushed the Index's one-year total return to more than 14.5%.

OFFICE MARKET

Office market fundamentals continued to improve during 4th quarter 2004. According to Torto Wheaton Research, a Boston-based real estate research firm, the national average office vacancy rate declined to 15.4% in the fourth quarter from 15.9% at the end of 3rd quarter 2004 and 16.8% at year-end 2003. Notably, the fourth quarter marked the sixth consecutive quarter of declining vacancy. The average suburban office vacancy rate declined to 16.6%, which marked a substantial improvement over the 18.6% vacancy rate at year-end 2003. Downtown vacancy rates also improved last year. The average vacancy rate for downtown office properties fell to 13.2% by year-end 2004 from 13.6% at the end of 2003.

Although market rents for suburban and downtown office space remain soft, the improving job market and healthy investor demand for office properties helped the NCREIF office subindex deliver one-year total returns of about 12% in 2004, which included 4% appreciation and a one-year income return of nearly 7.8%.

APARTMENT MARKET

Property market trends remain most troubling in the apartment sector. Excess new supply, weak tenant demand, the rising homeownership rate and weak job market have eroded tenant demand in most markets. However, according to REIS, Inc., a national real estate research firm, market rents for apartment units appear to have stabilized and vacancies have improved modestly since year-end 2003. The national average apartment vacancy rate improved to 6.7% at year-end 2004 from 7.1% at the end of 2003.

Despite the generally poor apartment market fundamentals, investor demand for apartment properties remains strong. Condo converters, investors who buy apartment and other properties for conversion to residential condominiums, emerged as aggressive capital sources in many markets last year and helped drive capitalization rates for apartment properties to very low levels. As a result, the apartment subindex of the NCREIF Property Index delivered a total return of 13.2% in 2004. The apartment return included more than 6.8% appreciation and a one-year income return of about 6.1%.

RETAIL MARKET

The retail sector benefited from favorable national trends in 2004. In addition to positive employment growth and an increase in consumer confidence, the International Council of Shopping Centers (ICSC) reports that chain store sales increased 3.8% in 2004, the largest gain since 2000.

Landlords and investors enjoyed the strongest absorption in years as retailers continued to expand their store base. As a result, despite healthy construction activity, the vacancy rate for neighborhood and community shopping centers fell to 6.8% in 4th quarter 2004, according to REIS. This marked the 11th straight quarter with a vacancy rate at or below 7.1%. Retail rents continued to climb last year, increasing nearly 2.9% from year-end 2003, according to REIS.

The retail subindex remained the best-performing sector in the NCREIF index, returning 7.8% during 4th quarter 2004 and nearly 23% for the year overall. Robust appreciation accounted for a significant share of the retail sector's total return in the 4th quarter and for the year overall. Retail property values gained 5.9% in the fourth quarter and more than 14.4% for the year, which exceeded the total returns in all other property sectors.

INDUSTRIAL MARKET

Industrial space market fundamentals benefited from improvements in manufacturers' shipments, inventories and orders in 2004. The national average industrial vacancy rate continued to decline in 4th quarter 2004, falling to 10.8% at year-end, according to Torto Wheaton Research. This marks a modest improvement from year-end 2003, when the average vacancy rate peaked at about 11.6%. During the last property market downturn in the early 1990s, the national industrial vacancy rate peaked at about 10.7%. Despite the improvement in vacancy rates, the average rental rate at the end of 2004 was unchanged from one year earlier.

The NCREIF industrial subindex delivered a 12.1% total return in 2004, including about 3.9% appreciation and an income return of 7.9%.

HOTEL MARKET

Although operating fundamentals in the hotel industry improved in 2004, the hotel sector remained the weakest of the NCREIF property types. According to Smith Travel Research, a national lodging industry research firm, average revenue per available room (RevPAR) improved 8.4% during 2004 versus year-end 2003. Importantly, improving occupancy and average daily room rates contributed to the improvement in RevPAR. Since year-end 2003, the average occupancy rate increased 3.5% to 56.9%, while the average daily room rate (ADR) increased 4.8% to $86.23.

The NCREIF hotel subindex delivered a 10.2% total return in 2004, which included 2.0% appreciation, the lowest among the five property subtypes in the NCREIF index, and an 8.1% income return.

ITEM 2.   PROPERTIES

Not Applicable.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S INTERESTS, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

As of December 31, 2004, there were approximately 33,612 contract owners of record investing in the Real Property Account.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------
                                            2004            2003             2002            2001            2000
                                            ----            ----             ----            ----            ----
RESULTS OF OPERATIONS:
Total Investment Income............      $ 29,076,163    $ 27,060,494    $ 27,077,048    $ 27,480,593     $ 26,387,938
                                         ============    ============    ============    ============     ============
Net Investment Income..............      $  7,799,606    $ 10,613,409    $ 10,864,043    $ 12,350,306     $ 13,638,117
Net Realized and Unrealized Gain (Loss)
on Investment in Partnership.......         3,280,394      (6,467,364)     (8,517,663)     (2,547,749)       4,487,022
                                         ------------     -----------     -----------     -----------     ------------
Net Increase in Net Assets
Resulting From Operations..........      $ 11,080,000    $  4,146,045    $  2,346,380    $  9,802,557     $ 18,125,139
                                         ============    ============    ============    ============     ============


FINANCIAL POSITION:
                                                                    YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------
                                            2004            2003             2002            2001            2000
                                            ----            ----             ----            ----            ----
Total Assets.......................      $240,575,611    $235,627,852    $229,720,113    $234,594,652     $221,512,296
                                         ============    ============    ============    ============     ============
Mortgage Loan Payable..............      $ 43,773,767    $ 43,934,494    $ 35,699,108    $ 28,994,521     $ 10,092,355
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

The following analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included elsewhere herein.

(a) LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Partnership's liquid assets consisting of cash and cash equivalents were approximately $17.6 million, a decrease of approximately $1.3 million from $18.9 million at December 31, 2003. Sources of liquidity include net cash flow from property operations, interest from short-term investments, sales, and financings. The Partnership uses cash for its real estate investment activities and for distribution to its partners. As of December 31, 2004, 7.3% of the Partnership's total assets consisted of cash and short-term obligations.

Dispositions for the year included the sale of two apartment complexes located in Salem, Oregon. The Joint Venture between the Partnership and its co-investor sold the two apartment complexes for a total of $7.1 million, which resulted in a realized gain of $1.7 million.

Subsequent to the end of the reporting period, one additional apartment asset located in Salem, Oregon sold for $4.65 million on March 10, 2005. Proceeds from the sale were used to fully payoff the Special Loan, resulting in a realized loss of approximately $1.6 million for the property.

The Partnership spent approximately $8.3 million on capital improvements to existing properties. Approximately $2.5 million was associated with leasing related costs and tenant improvements at one of the office buildings located in Brentwood, Tennessee. $1.6 million was associated with renovation of the apartment complex in Atlanta, Georgia and $0.8 million was associated with renovation and redevelopment of the retail center in Roswell, GA. Of the remaining $3.4 million balance, $2.0 million was associated with the expansion of the retail center located in Ocean City, Maryland. The Partnership also increased its investment by approximately $0.2 million in connection with redevelopment and expansion activities at the retail centers located in Kansas City, Missouri.

The Partnership provided, to a developer, short-term financing of approximately $5.0 million for the acquisition of a retail center located in Westminster, Maryland. The loan was repaid to the Partnership on September 13, 2004 together with interest at 10.5% upon obtaining third party construction financing. In addition, the Partnership invested in a Leasehold Mortgage Loan for the acquisition and redevelopment of an adjacent retail center in Westminster, Maryland. As of December 31, 2004, approximately $1.3 million was funded with interest accruing at 10% per annum.

(b) RESULTS OF OPERATIONS


DECEMBER 31, 2004 VS. DECEMBER 31, 2003

The following table presents a year-to-date comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                                                TWELVE MONTHS ENDED DECEMBER 31,
                                                                                    2004                2003
                                                                                ----------          ----------
NET INVESTMENT INCOME:
Office properties ..............................................               $  2,102,465        $  2,039,750
Apartment complexes ............................................                  2,191,107           3,361,638
Retail properties ..............................................                  4,728,171           6,638,838
Industrial properties ..........................................                    933,253             993,962
Hotel property .................................................                    640,660                  --
Other (including interest income,
  investment mgt fee, etc.) ....................................                 (2,796,050)         (2,420,779)
                                                                               ------------        ------------
TOTAL NET INVESTMENT INCOME ....................................               $  7,799,606        $ 10,613,409
                                                                               ============        ============

NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:

Apartment complexes ............................................               $  1,730,000        $         --
Industrial properties ..........................................                         --             466,061
                                                                               ------------        ------------
TOTAL NET REALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS ......................................               $  1,730,000        $    466,061
                                                                               ============        ============

NET UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:

Office properties ..............................................               $    222,384        $ (5,776,072)
Apartment complexes ............................................                   (653,211)           (141,845)
Retail properties ..............................................                  2,072,493            (455,340)
Industrial properties ..........................................                   (190,659)           (560,168)
Hotel property .................................................                     99,387                  --
                                                                               ------------        ------------
TOTAL NET UNREALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS ......................................                  1,550,394          (6,933,425)
                                                                               ============        ============
NET REALIZED AND UNREALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS ......................................               $  3,280,394        $ (6,467,364)
                                                                               ============        ============

NET INVESTMENT INCOME OVERVIEW

The Partnership's net investment income for the year ended December 31, 2004 was $7.8 million, a decrease of $2.8 million when compared to the corresponding period in 2003. The decrease is due to the sale of two apartment complexes in Salem, Oregon, increased vacancy at the retail center located in Roswell, Georgia due to a late 2003 lease termination, increased rental concessions within the apartment portfolio, and soft market conditions and vacancy within the office portfolio. The Partnership's acquisition of a controlling interest in a 161-room hotel located in Lake Oswego, Oregon resulted in a full year of operating income, partially offsetting the decrease in total net investment income.

In addition, net investment income in 2003 benefited from a $1.9 million lease termination fee with respect to the retail center located in Roswell, Georgia.

Revenue increased $1.6 million in 2004 compared to 2003. Administrative expenses increased $1.7 million in 2004 compared to 2003. Operating expenses increased $2.4 million in 2004 compared to 2003. All of these increases were due to the Partnership's acquisition of a controlling interest in a 161-room hotel located in Lake Oswego, Oregon as discussed above.

Equity in income of real estate partnership increased $0.07 million in 2004 compared to 2003. The increase is due to an increase in revenue associated with expansion of an existing retail center located in Ocean City, Maryland.

Interest and equity income on mortgage loans receivable and other loans receivable was $0.14 million for the year ended December 2004. This was due to the Leasehold Mortgage Loan associated with the redevelopment of a retail center in Westminster, Maryland.

Income from other real estate investments was $0.25 million for the year ended December 31, 2004. This was due to short-term financing for the acquisition of a retail center located in Westminster, Maryland.

Interest on short-term investments decreased approximately $0.03 million in 2004 when compared to 2003. The decrease is due primarily to lower cash balances.

VALUATION OVERVIEW

The Partnership recorded an unrealized gain of $3.3 million for the year ended December 31, 2004 compared to an unrealized loss of $6.9 million during the corresponding period in 2003. The 2004 unrealized gain was attributed to the retail and apartment sectors. The retail sector recorded an unrealized gain totaling $2.1 million, primarily due to strengthening market fundamentals, renovation and re-leasing efforts at the Partnership's retail centers. The apartment portfolio recorded unrealized and realized gain of $1.1 million. While market conditions remain soft in the apartment sector, continued investor demand has increased valuations. The two office assets located in Brentwood, Tennessee recorded unrealized gains of $3.4 million in 2004; however, this was offset by continued weak market fundamentals in the office sector.

OFFICE PORTFOLIO

                                      NET             NET
                                  INVESTMENT      INVESTMENT     UNREALIZED    UNREALIZED
                                    INCOME          INCOME       GAIN/(LOSS)   GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/04        12/31/03       12/31/04      12/31/03        12/31/04       12/31/03
------------                      ----------      ----------     -----------   -----------     ---------      ----------
YEAR TO DATE
------------
Lisle, IL                         $  498,150      $  709,818    $(2,161,087)   $(1,910,862)        43%            47%
Brentwood, TN                        806,096         714,837      1,626,824       (515,685)        91%            79%
Oakbrook Terrace, IL                 404,805         102,262       (613,875)    (1,528,934)        41%            42%
Beaverton, OR                        904,462         930,822       (400,000)      (800,000)        72%            81%
Brentwood, TN                       (511,048)       (417,989)     1,770,522     (1,020,591)       100%             0%
                                  --------------------------------------------------------
                                  $2,102,465      $2,039,750    $   222,384    $(5,776,072)
                                  --------------------------------------------------------

NET INVESTMENT INCOME

Net investment income for the Partnership's office portfolio was $2.1 million for the year ended December 31, 2004, an increase of $0.1 million, when compared to the corresponding period in 2003.


UNREALIZED GAIN/LOSS

The five office properties owned by the Partnership recorded an aggregate unrealized gain of approximately $0.2 million during 2004. Large gains were recorded at both assets in Brentwood, Tennessee, mainly due to strengthening market conditions, increasing rents, and stabilized occupancy. Offsetting these gains were losses recorded at the office complexes located in Lisle and Oakbrook Terrace, Illinois and Beaverton, Oregon primarily due to lower market rents, decreased occupancy, and lease up costs associated with attracting new tenants.

The five office properties owned by the Partnership recorded an aggregate unrealized loss of approximately $5.8 million during 2003. The losses were primarily due to decreased occupancy, lower market rents, and increased lease up costs.

APARTMENT COMPLEXES

                                      NET            NET
                                  INVESTMENT      INVESTMENT     UNREALIZED    UNREALIZED
                                    INCOME          INCOME       GAIN/(LOSS)   GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/04        12/31/03       12/31/04      12/31/03        12/31/04       12/31/03
------------                      ----------      ----------     -----------   -----------     ---------      ----------
YEAR TO DATE
------------
Atlanta, GA                       $  814,285     $  819,908    $(1,946,818)   $   (588,553)        88%            91%
Raleigh, NC                          559,605        738,292        262,271          95,512         95%            93%
Jacksonville, FL                     972,604      1,096,620         69,368       1,419,362         89%            91%
Gresham/Salem, OR                   (155,387)       706,818      2,691,965      (1,068,166)        91%            90%
                                  --------------------------------------------------------
                                  $2,191,107     $3,361,638     $1,076,786    $   (141,845)
                                  --------------------------------------------------------

NET INVESTMENT INCOME

Net investment income for the Partnership's apartment complexes was $2.2 million for the year ended December 31, 2004, a decrease of $1.2 million, when compared to the corresponding period in 2003. The decrease was primarily due to (a) mortgage interest incurred for the complex located in Raleigh, North Carolina that was not applicable during the first six months of 2003, (b) the loss of income resulting from the sale of two apartment complexes in Salem, Oregon, and
(c) soft market conditions affecting the remaining two apartment complexes located in Gresham/Salem, Oregon and Jacksonville, FL.

UNREALIZED GAIN/LOSS

The Partnership recorded an aggregate unrealized gain of $1.2 million for the year ended December 31, 2004 compared to an unrealized loss of $0.1 million for the year ended December 31, 2003 on its apartment complexes. The 2004 unrealized gain was primarily due to continued investor demand, which has caused an increase in valuations. The unrealized loss of $0.1 million in 2003 was mainly attributable to increased operating expenses at the apartment complexes located in Gresham/Salem, Oregon.

RETAIL PROPERTIES

                                      NET            NET
                                  INVESTMENT      INVESTMENT     UNREALIZED    UNREALIZED
                                    INCOME          INCOME       GAIN/(LOSS)   GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/04        12/31/03       12/31/04      12/31/03        12/31/04       12/31/03
------------                      ----------      ----------     -----------   -----------     ---------      ----------
YEAR TO DATE
------------
Roswell, GA                       $1,576,783     $4,403,743    $(2,536,369)    $(1,571,423)        74%            76%
Kansas City, KS; MO                  623,917        560,660      2,727,694        (934,885)        81%            83%
Hampton, VA                        1,220,607      1,077,627        981,574         570,136        100%           100%
Ocean City, MD                       921,803        596,808        899,597       1,480,832         93%           100%
Westminster, MD*                     246,765             --             --              --        N/A            N/A
Westminster, MD**                    138,296             --             --              --        N/A            N/A
                                  --------------------------------------------------------
                                  $4,728,171     $6,638,838    $ 2,072,496     $  (455,340)
                                  --------------------------------------------------------

* Other Real Estate Investment (Acquired October 2003)
** Mortgage Loan Receivable (Acquired January 2004)

NET INVESTMENT INCOME

Net investment income for the Partnership's retail properties decreased approximately $1.9 million for the year ended December 31, 2004 when compared to the corresponding period in 2003. The principal component of higher net investment income in 2003 was the $1.9 million lease termination payment received at the retail center located in Roswell, Georgia. Partially offsetting the decreases attributable to the Roswell, Georgia property were increases in net investment income at the center in Ocean City, Maryland as a result of the expansion and the interest income generated by the Leasehold Mortgage Loan associated with the two Westminster, Maryland redevelopments. It should also be noted that on April 15, 2003 the Partnership acquired its joint venture partner's membership interest in the retail center located in Hampton, Virginia, thus entitling the Partnership to all of the net investment income generated by the investment thereafter.

In late 2004, a new lease was executed for a 45,600 square foot Publix grocery store in Roswell, Georgia; the lease term is 20 years; rent commences upon completion of a new store (estimated to be in late 2005).

UNREALIZED GAIN/LOSS

The retail properties recorded an aggregate unrealized gain of $2.1 million for the year ended December 31, 2004. The Kansas City, Kansas and Hampton, Virginia retail centers recorded unrealized gains primarily due to strengthening market fundamentals. The Ocean City, Maryland retail center recorded a gain due to completion of a pre-leased expansion of the center. Partially offsetting these gains was an unrealized loss of $2.5 million recorded at the retail center located in Roswell, Georgia due to the likely loss of a major anchor tenant at the expiration of its lease in January 2009.

The retail properties recorded an aggregate unrealized loss of $0.5 million for the year ended December 31, 2003. The retail center located in Hampton, Virginia had recorded an unrealized gain of $0.6 million in 2003 due to continued strengthening market fundamentals. The retail center in Ocean City, Maryland had recorded a net unrealized gain of $1.5 million in 2003 due to renovation and re-leasing efforts. Offsetting these gains was the unrealized loss for the Kansas City, Kansas retail centers, primarily due to renovations from the expansion of the existing grocery store anchor, which were not reflected as an increase in market value. In addition, an unrealized loss for the Roswell, Georgia retail center was recorded due to decreases in market rental rates and shorter-term lease renewals.

INDUSTRIAL PROPERTIES

                                      NET           NET         UNREALIZED/   UNREALIZED/
                                  INVESTMENT    INVESTMENT       REALIZED      REALIZED
                                    INCOME        INCOME        GAIN/(LOSS)   GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/04      12/31/03        12/31/04      12/31/03        12/31/04       12/31/03
------------                      ----------      ----------    -----------   -----------     ---------      ----------
YEAR TO DATE
------------
Aurora, CO                         $ 936,264      $ 687,743     $ (190,659)    $(560,168)        66%            70%
Bolingbrook, IL                        2,603           (146)            --            --         Sold September 2002
Salt Lake City, UT                    (5,614)       306,365             --       466,061          Sold January 2003
                                   -----------------------------------------------------
                                   $ 933,253      $ 993,962     $ (190,659)    $ (94,107)
                                   -----------------------------------------------------

NET INVESTMENT INCOME

Net investment income for the Partnership's industrial properties was $0.9 million for the year ended December 31, 2004, a decrease of $0.1 million, when compared to the corresponding period in 2003. The decrease was due to the loss of rent associated with the 2003 sale of the Salt Lake City asset. This was offset by an early termination penalty payment at the Aurora, Colorado asset.

UNREALIZED GAIN/LOSS

The Aurora, Colorado industrial property owned by the Partnership recorded an unrealized loss of $0.2 million for the year ended December 31, 2004, compared to an unrealized loss of approximately $0.6 million for the year ended December 31, 2003. The unrealized loss recorded in 2004 and 2003 were due to soft market conditions and capital improvements at the property that were not reflected as an increase in market value.

REALIZED GAIN

On January 28, 2003 the industrial property located in Salt Lake City, Utah was sold for a realized gain of $0.5 million.

HOTEL PROPERTY

                                      NET             NET
                                  INVESTMENT      INVESTMENT     UNREALIZED   UNREALIZED
                                    INCOME          INCOME       GAIN/(LOSS)  GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/04        12/31/03       12/31/04     12/31/03        12/31/04       12/31/03
------------                      ----------      ----------    -----------   -----------     ---------      ----------
YEAR TO DATE
------------
Lake Oswego, OR*                   $ 640,660          N/A         $ 99,387           N/A         66%            50%

* Hotel purchased in December 2003

NET INVESTMENT INCOME

On December 10, 2003, the Partnership acquired a controlling interest in a 161-room hotel located in Lake Oswego, Oregon for $8.0 million. Net investment income from hotel operations was $0.6 million for the year ended December 31, 2004.

UNREALIZED GAIN/LOSS

The Lake Oswego, Oregon hotel property owned by the Partnership recorded an unrealized gain of $0.1 million for the year ended December 31, 2004.

OTHER

Other net investment income decreased $0.4 million during the year ended December 31, 2004 compared to the corresponding period in 2003. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

VALUATION OF INVESTMENTS

REAL ESTATE INVESTMENTS--The Partnership's investments in real estate are initially carried at their purchase price. Subsequently, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter, with independent updates quarterly. The Chief Real Estate Appraiser of Prudential Investment Management ("PIM") is responsible to assure that the valuation process provides objective and reasonable market value estimates.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process, except for other real estate investments, which are determined as stated above. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 2004 and December 31, 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 32.85% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at December 31, 2004:

                                          ESTIMATED MARKET
                                               VALUE                 AVERAGE
                           MATURITY       (IN $ MILLIONS)         INTEREST RATE
--------------------------------------------------------------------------------
Cash equivalents...       0-3 months           $17.6                  5.18%

The table below discloses the Partnership's fixed rate debt as of December 31, 2004. All of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

DEBT (IN $ THOUSANDS),                                                                            ESTIMATED
INCLUDING CURRENT PORTION            2005      2006      2007       2008   THEREAFTER   TOTAL    FAIR VALUE
--------------------------           -----     ----      ----       ----   -----------  ------   -----------
Average Fixed Interest Rate......    5.22%     5.20%      5.18%     4.99%      6.75%     6.17%
Fixed Rate.......................    $512     $549       $588    $26,090    $16,034    $43,773     $44,816
------------------------------------------------------------------------------------------------------------
Total Mortgage Loans Payable.....    $512     $549       $588    $26,090    $16,034    $43,773     $44,816
------------------------------------------------------------------------------------------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                    DIRECTORS


FREDERIC K. BECKER--Director since 1994 (current term expires June, 2005). Chairman, Audit Committee; Member, Corporate Governance Committee; Member, Executive Committee. President, Wilentz Goldman & Spitzer, P.A. (law firm) since 1989, with firm since 1960.

GORDON M. BETHUNE--Director since 2005 (current term expires June 2005). Retired since 2004. Chairman and Chief Executive Officer, Continental Airlines, Inc. since 1996. Mr. Bethune is also a director of Honeywell International, Sprint Corporation and Willis Group Holdings.

GASTON CAPERTON III--Director since 2004 (current term expires June, 2005). Member, Compensation Committee. President, The College Board since 1999. Governor Caperton is also a director of Owens Corning and United Bankshares, Inc.

GILBERT F. CASELLAS--Director since 1998 (current term expires June, 2005). Member, Committee on Business Ethics; Member, Committee on Finance & Dividends; Member, Investment Committee. President, Casellas & Associates, LLC since 2002. President and Chief Executive Officer, Q-Linx Inc. from January 2001 to September 2001. President and Chief Operating Officer, The Swarthmore Group, Inc. prior to December 2000.

JAMES G. CULLEN--Director since 1994 (current term expires June, 2005). Member, Compensation Committee; Member, Audit Committee. Retired since 2000. President & Chief Operating Officer, Bell Atlantic Corporation, prior to 2000. Mr. Cullen is also a director of Agilient Technologies, Inc., and Johnson & Johnson and NeuStar, Inc.

WILLIAM H. GRAY III--Director since 1991 (current term expires June, 2005). Chairman, Corporate Governance Committee; Member, Executive Committee; Member, Committee on Business Ethics. President and Chief Executive Officer of The College Fund/UNCF. Retired since 2004. Mr. Gray is also a director of JP Morgan Chase & Co., Dell Computer Corporation, Pfizer, Inc.

JON F. HANSON--Director since 1991 (current term expires June, 2005). Chairman, Investment Committee; Chairman, Committee on Finance & Dividends. Chairman of The Hampshire Companies since 1976. Mr. Hanson is also a director of CD&L, Inc., HealthSouth Corp., Yankee Global Enterprises and Pascack Community Bank.

GLEN H. HINER--Director since 1997 (current term expires June, 2005). Member, Committee on Business Ethics; Member, Compensation Committee; Member, Investment Committee; Member, Committee on Finance & Dividends. Chairman, Dana Corporation since 2003. Chairman and Chief Executive Officer of Owens Corning prior to 2002. Mr. Hiner is also a director of Dana Corporation.

CONSTANCE J. HORNER--Director since 1994 (current term expires June, 2005). Member, Compensation Committee; Member, Corporate Governance Committee. Guest Scholar, The Brookings Institute, since 1993. Ms. Horner is also a director of Ingersoll-Rand Company, Ltd., and Pfizer, Inc.

KARL J. KRAPEK--Director since 2004. (current term expires June, 2005). Retired since 2002. President and Chief Operating Officer, United Technologies Corporation prior to 2002. Mr. Krapek is also a director of Lucent Technologies, Visteon Corporation and Delta Airlines.

IDA F.S. SCHMERTZ--Director since 1997 (current term expires June, 2005). Member, Audit Committee. Principal of Microleasing, LLC since 2001. Chairman of Volkhov International Business Incubator prior to 2002. Principal of Investment Strategies International prior to 2000.

JAMES A. UNRUH--Director since 1996 (current term expires June, 2005). Member, Corporate Governance Committee; Member, Audit Committee. Founding Principal, Alerion Capital Group, LLC since 1998. Mr. Unruh is also a director of Tenet Healthcare Corporation and LumenIQ, Inc.

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

                              PRINCIPAL OFFICERS**


ARTHUR F. RYAN--Chairman of the Board, Chief Executive Officer and President, Prudential, since 1994 (current term on Board of Directors expires June, 2005). Mr. Ryan is also a director of Regeneron Pharmaceuticals.

VIVIAN L. BANTA--Chief Executive Officer, Insurance Division, Prudential, since 2002. Executive Vice President from 2000 to 2002. Senior Vice President from January 2000 to March 2000. Prior to joining Prudential Ms. Banta was an independent consultant.

MARK B. GRIER--Vice Chairman, Financial Management, Prudential, since 2002. Executive Vice President, Financial Management, from 2000 to 2002. Prior to 2000 Executive Vice President, Corporate Governance.

ROBERT C. GOLDEN--Executive Vice President, Prudential, since 1997.

RICHARD J. CARBONE--Senior Vice President and Chief Financial Officer, Prudential, since 1997.

C. EDWARD CHAPLIN--Senior Vice President and Treasurer, Prudential, since 2000. Vice President and Treasurer from 1995 to 2000. Mr. Chaplin is also a director of MBIA, Inc.

JOHN M. LIFTIN--Senior Vice President and General Counsel, Prudential, since
1998.

PETER B. SAYRE--Senior Vice President & Corporate Controller, Prudential since 2004. Vice President, Chief Tax Officer, from 2000-2004; Vice President and Associate Comptroller, prior to 2000.

SHARON C. TAYLOR--Senior Vice President, Prudential, since 2002. Vice President, Human Resources Communities of Practice, from 2000 to 2002; Vice President, Human Resources & Ethics Officer, Individual Financial Services, prior to 2000.

KATHLEEN M. GIBSON--Vice President and Secretary, Prudential, since 2002. Associate General Counsel and Assistant Secretary, Becton, Dickinson and Company, from 2001 to 2002. Vice President and Corporate Secretary, Honeywell International, Inc,. prior to 2001.

** Principal officers of The Prudential Insurance Company of America hold comparable positions with Prudential Financial, Inc.

CODE OF ETHICS

We have adopted a code of business conduct and ethics, known as "Making the Right Choices," which applies to our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, as well as to our directors and other employees. Making the Right Choices is posted on our website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com.

Considering the nature of the securities giving rise to the requirement to file this Annual Report on Form 10-K, the Company has not made a determination whether any member of the Audit Committee of the Board of Directors of the Company is an audit committee financial expert as defined by SEC rules.

ITEM 11.  EXECUTIVE COMPENSATION

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Related Transactions in note 10 of Notes to Financial Statements of the Partnership on page F-22.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled "Item 2--Ratification of the Appointment of Independent Auditors" in Prudential Financial's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 7, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

          Schedule III. Real Estate Owned: Properties

          Schedule III. Real Estate Owned: Interest in Properties

          See the Index to Financial Statements and Supplementary Data on page F-1.

     3.   Documents Incorporated by Reference

          See the following list of exhibits.

     4.   Exhibits

          See the following list of exhibits.

(b)  None.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

     11.  Not applicable.

     12.  Not applicable.

     16.  None.

     18.  None.

     22.  Not applicable.

     23.  None.

     24.  Powers of attorney are filed herewith.

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

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  IN RESPECT OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
                                  (REGISTRANT)


Date:     March 31, 2005                          By: /s/ Richard J. Carbone
         --------------                               ----------------------
                                                          Richard J. Carbone
                                                          Senior Vice President

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

SIGNATURE                                                  TITLE                                         DATE
---------                                                  -----                                         ----
/s/ Arthur F. Ryan                          Chairman of the Board, Chief                            March 31, 2005
------------------------                    Executive Officer, President
Arthur F. Ryan                              and Director

/s/ Richard J. Carbone                      Chief Financial Officer                                 March 31, 2005
------------------------
Richard J. Carbone

/s/ Dennis G. Sullivan                      Vice President                                          March 31, 2005
------------------------                    (Principal Accounting Officer)
Dennis G. Sullivan

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
Frederic K. Becker

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
Gordon M. Bethune

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
Gaston Caperton III

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
Gilbert F. Casellas

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
James G. Cullen

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
William H. Gray, III

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
Jon F. Hanson

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
Glen H. Hiner

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
Constance J. Horner

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
Karl J. Krapek

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
Ida F. S. Schmertz

*                                           Director                                                March 31, 2005
------------------------------------------------------------------------------------------------------------------
James A. Unruh

                                                 *By: /s/ Clifford E. Kirsch
                                                      ----------------------
                                                      Clifford E. Kirsch
                                                      (Attorney-in-fact)

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (REGISTRANT)

                                      INDEX


                                                                                                                 Page
A.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
     Financial Statements:

         Report of Independent Registered Public Accounting Firm..............................................    F-2

         Statements of Net Assets -- December 31, 2004 and 2003...............................................    F-3

         Statements of Operations -- Years Ended December 31, 2004, 2003, 2002................................    F-3

         Statements of Changes in Net Assets -- Years Ended December 31, 2004, 2003, 2002.....................    F-3

         Notes to Financial Statements .......................................................................    F-4

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

     Financial Statements:

         Report of Independent Registered Public Accounting Firm .............................................    F-8

         Report of Independent Registered Public Accounting Firm on
           Financial Statement Schedules......................................................................    F-9

         Statements of Assets and Liabilities -- December 31, 2004 and 2003...................................   F-10

         Statements of Operations -- Years Ended December 31, 2004, 2003 and 2002 ............................   F-11

         Statements of Changes in Net Assets -- Years Ended December 31, 2004,
           2003 and 2002 .....................................................................................   F-12

         Statements of Cash Flows -- Years Ended December 31, 2004, 2003 and 2002 ............................   F-13

         Schedule of Investments -- December 31, 2004 and 2003................................................   F-14

         Notes to Financial Statements........................................................................   F-16

     Financial Statement Schedules:

         For the period ended December 31, 2004

         Schedule III -- Real Estate Owned: Properties .......................................................   F-23

         Schedule III -- Real Estate Owned: Interest in Properties ...........................................   F-24


All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Contract Owners of
The Prudential Variable Contract Real Property Account and the Board of Directors of The Prudential Insurance Company of America


In our opinion, the accompanying statements of net assets and the related statements of operations and changes in net assets present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Account at December 31, 2004 and 2003, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
March 18, 2005

                             FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT


STATEMENT OF NET ASSETS
December 31, 2004 and 2003

                                                                        2004                2003
                                                                     -----------         -----------
ASSETS
   Investment in The Prudential Variable Contract
      Real Property Partnership ........................             $75,689,330         $73,648,634
                                                                     -----------         -----------
   Net Assets ..........................................             $75,689,330         $73,648,634
                                                                     ===========         ===========
NET ASSETS, representing:
   Equity of contract owners ...........................             $54,956,278         $53,573,623
   Equity of The Prudential Insurance Company of America              20,733,052          20,075,011
                                                                     -----------         -----------
                                                                     $75,689,330         $73,648,634
                                                                     ===========         ===========
Units outstanding ......................................              37,494,920          38,384,745
                                                                     ===========         ===========
Portfolio shares held ..................................               2,894,367           2,986,942
Portfolio net asset value per share ....................             $     26.15         $     24.66

STATEMENT OF OPERATIONS
For the periods ended December 31, 2004, 2003 and 2002
                                                                                      2004            2003           2002
                                                                                    ---------      ----------     ----------
INVESTMENT INCOME
Net investment income from Partnership operations ..................              $  3,162,352   $  4,287,463   $  4,422,199
                                                                                  ------------   ------------   ------------
EXPENSES
Charges to contract owners for assuming mortality risk and
   expense risk and for administration .............................                   435,006        425,598        439,519
                                                                                  ------------   ------------   ------------
NET INVESTMENT INCOME ..............................................                 2,727,346      3,861,865      3,982,680
                                                                                  ------------   ------------   ------------
NET REALIZED AND UNREALIZED GAIN
   (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments from Partnership                   628,942     (2,801,446)    (3,628,696)
Realized gain (loss) on sale of investments from Partnership .......                   701,429        188,273        160,187
                                                                                  ------------   ------------   ------------
NET GAIN (LOSS) ON INVESTMENTS .....................................                 1,330,371     (2,613,173)    (3,468,509)
                                                                                  ------------   ------------   ------------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS .......................................              $  4,057,717   $  1,248,692   $    514,171
                                                                                  ============   ============   ============

STATEMENT OF CHANGES IN NET ASSETS
For the periods ended December 31, 2004, 2003 and 2002
                                                                                      2004            2003           2002
                                                                                    ---------      ----------     ----------
OPERATIONS
Net investment income ..............................................              $  2,727,346   $  3,861,865   $  3,982,680
Net change in unrealized gain (loss) on investments in Partnership .                   628,942     (2,801,446)    (3,628,696)
Net realized gain (loss) on sale of investments in Partnership .....                   701,429        188,273        160,187
                                                                                  ------------   ------------   ------------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS .......................................                 4,057,717      1,248,692        514,171
                                                                                  ------------   ------------   ------------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners .................................                (1,350,431)      (670,727)    (2,113,583)
Net withdrawals by The Prudential Insurance Company of America .....                  (666,590)    (1,379,401)    (4,795,840)
                                                                                  ------------   ------------   ------------
NET DECREASE IN NET ASSETS
   RESULTING FROM CAPITAL TRANSACTIONS .............................                (2,017,021)    (2,050,128)    (6,909,423)
                                                                                  ------------   ------------   ------------
TOTAL INCREASE (DECREASE) IN NET ASSETS ............................                 2,040,696       (801,436)    (6,395,252)
NET ASSETS
   Beginning of period .............................................                73,648,634     74,450,070     80,845,322
                                                                                  ------------   ------------   ------------
   End of period ...................................................              $ 75,689,330   $ 73,648,634   $ 74,450,070
                                                                                  ============   ============   ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF
               PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                DECEMBER 31, 2004

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

B.  INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Account's proportionate interest of the Partnership's market value. At December 31, 2004 and 2003 the Account's interest in the Partnership was 40.6% or 2,894,367 shares and 40.6% or 2,986,942 shares respectively.

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

NOTE 4: NET WITHDRAWALS BY CONTRACT OWNERS

Net contract owner withdrawals for the real estate investment option in The Prudential Insurance Company of America's variable insurance and variable annuity products for the years ended December 31, 2004, 2003 and 2002 were as follows:

2004:
-----
                                                                                          PVAL&PVAL
                                                    PDISCO+             VIP          $100,000+ FACE VALUE        TOTAL
                                                 ------------        ------------    --------------------    ------------
Contract Owner Net Payments:                     $      5,998        $     27,559        $  4,168,816        $  4,202,373
Policy Loans:                                               0                   0          (1,144,139)         (1,144,139)
Policy Loan Repayments and Interest:                        0                   0           1,219,695           1,219,695
Surrenders, Withdrawals, and
  Death Benefits:                                    (286,323)           (190,471)         (2,385,471)         (2,862,265)
Net Transfers To Other Subaccounts
  or Fixed Rate Option:                               275,083             (11,227)           (166,388)             97,468
Administrative and Other Charges:                         (35)             (1,892)         (2,861,636)         (2,863,563)
                                                 ------------        ------------        ------------        ------------
NET WITHDRAWALS BY CONTRACT OWNERS               $     (5,277)       $   (176,031)       $ (1,169,123)       $ (1,350,431)
                                                 ============        ============        ============        ============

2003:
-----
                                                                                          PVAL&PVAL
                                                    PDISCO+             VIP          $100,000+ FACE VALUE        TOTAL
                                                 ------------        ------------    --------------------    ------------
Contract Owner Net Payments:                     $       (314)       $     11,986        $  4,472,957        $  4,484,629
Policy Loans:                                               0                   0          (1,195,131)         (1,195,131)
Policy Loan Repayments and Interest:                        0                   0           1,316,067           1,316,067
Surrenders, Withdrawals, and
  Death Benefits:                                    (443,979)           (321,235)         (2,989,212)         (3,754,426)
Net Transfers To Other Subaccounts
  or Fixed Rate Option:                               261,124             (14,083)          1,371,135           1,618,176
Administrative and Other Charges:                         (56)             (2,314)         (3,137,672)         (3,140,042)
                                                 ------------        ------------        ------------        ------------
NET WITHDRAWALS BY CONTRACT OWNERS               $   (183,225)       $   (325,646)       $   (161,856)       $   (670,727)
                                                 ============        ============        ============        ============

2002:
-----
                                                                                          PVAL&PVAL
                                                    PDISCO+             VIP          $100,000+ FACE VALUE        TOTAL
                                                 ------------        ------------    --------------------    ------------
Contract Owner Net Payments:                     $          0        $     34,863        $  5,048,419        $  5,083,282
Policy Loans:                                               0                   0          (1,343,092)         (1,343,092)
Policy Loan Repayments and Interest:                        0                   0           1,404,190           1,404,190
Surrenders, Withdrawals, and
  Death Benefits:                                    (594,112)           (231,606)         (3,683,175)         (4,508,893)
Net Transfers To Other Subaccounts
  or Fixed Rate Option:                                51,964             121,250             385,036             558,250
Administrative and Other Charges:                         (38)             (2,616)         (3,304,666)         (3,307,320)
                                                 ------------        ------------        ------------        ------------
NET WITHDRAWALS BY CONTRACT OWNERS               $   (542,186)       $    (78,109)       $ (1,493,288)       $ (2,113,583)
                                                 ============        ============        ============        ============

NOTE 5: UNIT ACTIVITY

Transactions in units for the years ended December 31, 2004, 2003 and 2002 were as follows:

2004:
-----
                                                                                                           PVAL$100,000+
                                                                        PDISCO+      VIP         PVAL       FACE VALUE
                                                                        --------   -------     --------     ------------
Company Contributions:     1,721,406   Contract Owner Contributions:    251,872     74,919     1,684,883      1,762,982
Company Redemptions:      (1,918,713)  Contract Owner Redemptions:     (256,989)  (169,082)   (1,934,487)    (2,106,617)

2003:
-----
                                                                                                           PVAL$100,000+
                                                                        PDISCO+      VIP         PVAL       FACE VALUE
                                                                        --------   -------     --------     ------------
Company Contributions:     1,930,945   Contract Owner Contributions:    176,756     70,296     1,897,546      1,976,682
Company Redemptions:      (2,529,430)  Contract Owner Redemptions:     (278,131)  (249,884)   (2,175,255)    (1,791,690)

2002:
-----
                                                                                                           PVAL$100,000+
                                                                        PDISCO+      VIP         PVAL       FACE VALUE
                                                                        --------   -------     --------     ------------

COMPANY CONTRIBUTIONS:     2,080,975   CONTRACT OWNER CONTRIBUTIONS:    205,356    105,284     2,046,293      1,607,411
Company Redemptions:      (4,538,606)  Contract Owner Redemptions:     (504,137)  (148,174)   (2,423,416)    (2,012,246)


NOTE 6: PURCHASES AND SALES OF INVESTMENTS


The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                             DECEMBER 31, 2004          DECEMBER 31, 2003         DECEMBER 31, 2002
                                              --------------             ---------------           --------------
PURCHASES:                                                $0                       $0                         $0
SALES:                                           $(2,452,028)             $(2,475,726)               $(7,348,942)

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

                                   AT YEAR ENDED                                    FOR YEAR ENDED
                     -------------------------------------------  ----------------------------------------------------
                      UNITS        UNIT VALUE        NET ASSETS     INVESTMENT    EXPENSE RATIO **   TOTAL RETURN ***
                     (000'S)     LOWEST-HIGHEST        (000'S)    INCOME RATIO *   LOWEST-HIGHEST     LOWEST-HIGHEST
                     ------   -------------------   ------------  --------------   ---------------    ----------------
December 31, 2004    27,073   $1.92668 to $2.09540    $54,956          4.15%       0.60% to 1.20%     4.81% to 5.43%
December 31, 2003    27,766   $1.83832 to $1.98753    $53,574          5.77%       0.60% to 1.20%     1.03% to 1.63%
December 31, 2002    28,139   $1.81952 to $1.95560    $53,487          5.59%       0.60% to 1.20%     0.02% to 0.62%
December 31, 2001    29,263   $1.81915 to $1.94357    $55,383          5.91%       0.60% to 1.20%     3.55% to 4.17%

The table above reflects information for units held by contract owners. Prudential also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Prudential held 10,421,720, 10,619,027, 11,217,512 and 13,675,143 units representing
$20,733,052,  $20,075,011,  $20,962,590  and  $25,462,204  of net  assets  as of
December 31, 2004, 2003, 2002 and 2001, respectively. Charges for mortality risk, expense risk and administrative expenses are used by Prudential to purchase additional units in its account resulting in no impact to its net assets.

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

C.  DEFERRED SALES CHARGE

A deferred sales charge, applicable to PVAL and PVAL $100,000 + face value and not to exceed 50% of the first year's primary annual premium for PVAL contracts, is imposed upon surrenders of certain variable life insurance contracts to compensate Prudential for sales and other marketing expenses. The amount of any sales charge will depend on the number of years that have elapsed since the contract was issued. No sales charge will be imposed after the tenth year of the contract. No sales charge will be imposed on death benefits.

Also a deferred sales charge is imposed upon the withdrawals of certain purchase payments to compensate Prudential for sales and other marketing expenses for PDISCO+ and VIP. The amount of any sales charge will depend on the amount withdrawn and the number of contract years that have elapsed since the contract owner or annuitant made the purchase payments deemed to be withdrawn. No sales charge is made against the withdrawal of investment income. A reduced sales charge is imposed in connection with the withdrawal of a purchase payment to effect an annuity if three or more contract years have elapsed since the contract date, unless the annuity effected is an annuity certain. No sales charge is imposed upon death benefit payments or upon transfers made between subaccounts. A deferred sales charge is assesed through the redemption of units.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners of The Prudential
Variable Contract Real Property Partnership

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
New York, New York
March 16, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES



To the Partners of The Prudential
Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated March 16, 2005 appearing in this Annual Report also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
New York, New York
March 16, 2005

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                   YEAR ENDED DECEMBER 31,
                                                                               --------------------------------
                                                                                   2004                2003
                                                                               ------------        ------------
ASSETS
REAL ESTATE INVESTMENTS -- At estimated market value:
   Real estate and improvements
      (cost: 12/31/2004 -- $224,584,885; 12/31/2003 -- $223,943,870)           $203,246,069        $201,144,866
   Real estate partnerships (cost: 12/31/2004 -- $11,286,826;
      12/31/2003 -- $10,609,273) ...............................                 12,126,566           8,721,319
   Mortgage and other loans receivable (cost: 12/31/2004 -- $1,332,060
      12/31/2003 -- $0) ........................................                  1,332,060                  --
   Other real estate investments (cost: 12/31/2004 -- $0;
      12/31/2003 -- $500,000) ..................................                         --             500,000
                                                                               ------------        ------------
      Total real estate investments ............................                216,704,695         210,366,185
CASH AND CASH EQUIVALENTS ......................................                 17,557,182          18,901,814
OTHER ASSETS, NET ..............................................                  6,313,734           6,359,853
                                                                               ------------        ------------
      Total assets .............................................               $240,575,611        $235,627,852
                                                                               ============        ============
LIABILITIES & PARTNERS' EQUITY
MORTGAGE LOANS PAYABLE .........................................               $ 43,773,767        $ 43,934,494
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..........................                  3,096,006           2,998,752
DUE TO AFFILIATES ..............................................                    721,419           1,017,932
OTHER LIABILITIES ..............................................                    622,900             947,110
MINORITY INTEREST ..............................................                  5,638,458           5,086,503
                                                                               ------------        ------------
      Total liabilities ........................................                 53,852,550          53,984,791
                                                                               ------------        ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY ...............................................                186,723,061         181,643,061
                                                                               ------------        ------------
      Total liabilities and partners' equity ...................               $240,575,611        $235,627,852
                                                                               ============        ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD ..................                  7,140,308           7,366,835
                                                                               ============        ============
SHARE VALUE AT END OF PERIOD ...................................                     $26.15              $24.66
                                                                               ============        ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                      2004           2003           2002
                                                                                  ------------   ------------   ------------
INVESTMENT INCOME:
   Revenue from real estate and improvements .......................              $ 27,810,539   $ 26,217,891   $ 26,345,500
   Equity in income of real estate partnership .....................                   629,190        560,660        276,209
   Interest and equity income on mortgage
      and other loans receivable ...................................                   138,296             --             --
   Income from other real estate investments .......................                   246,764             --             --
   Interest on short-term investments ..............................                   251,374        281,943        455,339
                                                                                  ------------   ------------   ------------
      Total investment income ......................................                29,076,163     27,060,494     27,077,048
                                                                                  ------------   ------------   ------------
INVESTMENT EXPENSES:
   Operating .......................................................                 7,545,335      5,116,001      5,261,674
   Investment management fee .......................................                 2,666,103      2,493,957      2,486,639
   Real estate taxes ...............................................                 2,687,018      2,590,600      2,824,719
   Administrative ..................................................                 5,243,944      3,496,973      3,345,192
   Interest expense ................................................                 2,910,841      2,557,294      1,989,473
   Minority interest ...............................................                   223,316        192,260        305,308
                                                                                  ------------   ------------   ------------
         Total investment expenses .................................                21,276,557     16,447,085     16,213,005
                                                                                  ------------   ------------   ------------
NET INVESTMENT INCOME ..............................................                 7,799,606     10,613,409     10,864,043
                                                                                  ------------   ------------   ------------
REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE
   INVESTMENTS:
   Net proceeds from real estate investments sold ..................                 7,105,000      5,689,488      6,282,075
   Less: Cost of real estate investments sold ......................                 7,307,410      6,620,263      9,101,381
   Realization of prior years' unrealized
      gain (loss) on real estate investments sold ..................                (1,932,410)    (1,396,836)    (3,212,838)
                                                                                  ------------   ------------   ------------
   Net gain (loss) realized on real estate
      investments sold .............................................                 1,730,000        466,061        393,532
                                                                                  ------------   ------------   ------------
   Change in unrealized gain (loss) on real estate investments .....                 2,457,887     (6,169,630)    (8,739,488)
   Less: Minority interest in unrealized gain (loss) on
      real estate investments ......................................                   907,493        763,795        171,707
                                                                                  ------------   ------------   ------------
   Net unrealized gain (loss) on real estate investments ...........                 1,550,394     (6,933,425)    (8,911,195)
                                                                                  ------------   ------------   ------------
NET REALIZED AND UNREALIZED GAIN (LOSS)
   ON REAL ESTATE INVESTMENTS ......................................                 3,280,394     (6,467,364)    (8,517,663)
                                                                                  ------------   ------------   ------------
INCREASE (DECREASE) IN NET ASSETS RESULTING
   FROM OPERATIONS .................................................              $ 11,080,000   $  4,146,045   $  2,346,380
                                                                                  ============   ============   ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                      2004           2003           2002
                                                                                  ------------   ------------   ------------
INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS:
   Net investment income ...........................................              $  7,799,606   $ 10,613,409   $ 10,864,043
   Net gain (loss) realized on real estate investments sold ........                 1,730,000        466,061        393,532
   Net unrealized gain (loss) from real estate investments .........                 1,550,394     (6,933,425)    (8,911,195)
                                                                                  ------------   ------------   ------------
   Increase (decrease) in net assets resulting from operations .....                11,080,000      4,146,045      2,346,380
                                                                                  ------------   ------------   ------------
INCREASE (DECREASE) IN NET ASSETS RESULTING
   FROM CAPITAL TRANSACTIONS:
   Withdrawals by partners
      (2004 --226,527; 2003 -- 278,014; and
      2002 -- 672,622 shares, respectively) ........................                (6,000,000)    (6,856,490)   (16,143,510)
                                                                                  ------------   ------------   ------------
         Increase (decrease) in net assets
            resulting from capital transactions ....................                (6,000,000)    (6,856,490)   (16,143,510)
                                                                                  ------------   ------------   ------------
INCREASE (DECREASE) IN NET ASSETS ..................................                 5,080,000     (2,710,445)   (13,797,130)
NET ASSETS -- Beginning of period ..................................               181,643,061    184,353,506    198,150,636
                                                                                  ------------   ------------   ------------
NET ASSETS -- End of period ........................................              $186,723,061   $181,643,061   $184,353,506
                                                                                  ============   ============   ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                     2004             2003           2002
                                                                                  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations .........................              $ 11,080,000   $  4,146,045   $  2,346,380
Adjustments to reconcile net increase in net assets
   to net cash from operating activities
   Net realized and unrealized loss (gain) .........................                (3,280,394)     6,467,364      8,517,663
   Amortization of deferred financing costs ........................                  (108,232)      (523,586)      (189,826)
   Distributions in excess of (less than) equity in income
      of real estate partnership operations ........................                  (209,678)       648,193        (53,459)
   Minority interest in consolidated partnerships ..................                   223,316        192,260        305,308
   Bad debt expense ................................................                   459,103        185,844        184,242
   (Increase) decrease in:
      Dividend receivable ..........................................                        --             --         20,802
      Other assets .................................................                  (304,747)      (502,655)    (2,246,510)
   Increase (decrease) in:
      Accounts payable and accrued expenses ........................                    97,254        (93,346)      (377,144)
      Due to affiliates ............................................                  (296,513)       110,429         11,369
      Other liabilities ............................................                  (324,210)        35,865        (61,165)
                                                                                  ------------   ------------   ------------
   Net cash flows from (used in) operating activities ..............                 7,335,899     10,666,413      8,457,660
                                                                                  ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold ..................                 7,105,000      5,689,488      6,282,075
   Acquisition of real estate and improvements .....................                        --     (8,008,729)    (2,610,723)
   Additions to real estate and improvements .......................                (7,746,015)    (6,963,127)    (2,629,708)
   Contributions to real estate partnerships .......................                  (467,875)    (1,326,071)    (2,851,395)
   Origination of mortgage loan receivable .........................                (1,332,060)            --             --
   Collection of other real estate investments .....................                 4,975,000             --             --
   Origination of other real estate investments ....................                (4,475,000)      (500,000)            --
                                                                                  ------------   ------------   ------------
   Net cash flows from (used in) investing activities ..............                (1,940,950)   (11,108,439)    (1,809,751)
                                                                                  ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Withdrawals .....................................................                (6,000,000)    (6,856,490)   (16,143,510)
   Proceeds from mortgage loans payable ............................                 8,750,000      8,750,000             --
   Principal payments on mortgage loans payable ....................                (8,910,727)      (514,614)      (696,828)
   Contributions from minority interest partners ...................                        --        242,354      2,268,461
   Distributions to minority interest partners .....................                  (578,854)      (868,559)      (100,528)
                                                                                  ------------   ------------   ------------
   Net cash flows from (used in) financing activities ..............                (6,739,581)       752,691    (14,672,405)
                                                                                  ------------   ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ............................                (1,344,632)       310,665     (8,024,496)
CASH AND CASH EQUIVALENTS - Beginning of period ....................                18,901,814     18,591,149     26,615,645
                                                                                  ------------   ------------   ------------
CASH AND CASH EQUIVALENTS - End of period ..........................              $ 17,557,182   $ 18,901,814   $ 18,591,149
                                                                                  ============   ============   ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                                                               DECEMBER 31,
                                                      TOTAL RENTABLE    -----------------------------------------------------------
                                                        SQUARE FEET               2004                          2003
                                                          UNLESS        -----------------------------------------------------------
                                                         OTHERWISE                      ESTIMATED                      ESTIMATED
                                                         INDICATED                        MARKET                         MARKET
PROPERTY NAME          OWNERSHIP      CITY, STATE       (UNAUDITED)        COST            VALUE           COST           VALUE
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville           WO            Lisle, IL           103,193     $23,173,036     $10,098,838     $23,023,835     12,110,725
Oakbrook Terrace          WO          Oakbrook, IL          123,734      14,833,796       9,698,734      14,619,120     10,097,932
Summit @ Cornell Oaks     WO         Beaverton , OR          72,109      11,934,209       9,644,005      11,890,209     10,000,005
Westpark                  WO          Nashville, TN          97,199      10,708,970      11,151,327      10,423,727      9,239,260
Financial Plaza           WO          Brentwood, TN          98,049      12,333,151      10,966,233       9,837,482      6,700,041
-----------------------------------------------------------------------------------------------------------------------------------
                                Offices % as of 12/31/04        28%      72,983,162      51,559,137      69,794,373     48,147,963

APARTMENTS
Brookwood Apartments      WO           Atlanta, GA        240 Units      17,344,994      16,616,914      15,781,263     17,000,000
Dunhill Trace Apartments  WO           Raleigh, NC        250 Units      16,083,715      18,000,660      16,010,326     17,665,000
Riverbend Apartments     CJV        Jacksonville, FL      458 Units      20,015,959      22,600,000      19,946,920     22,400,000
SIMA Apartments          CJV        Gresham/Salem, OR     493 Units      12,004,323      13,900,000      19,281,738     17,975,000
------------------------------------------------------------------------------------------------------------------------------------
                                Apartments % AS OF 12/31/04     38%      65,448,991      71,117,574      71,020,247     75,040,000

RETAIL
King's Market             WO          Rosewell, GA          314,358      33,864,392      21,765,286      33,102,401     23,539,665
Hampton Towne Center      WO           Hampton, VA          174,540      18,031,495      21,000,000      18,013,068     20,000,000
White Marlin Mall        CJV         Ocean City, MD         186,016      15,229,878      19,300,000      13,198,649     15,900,000
Kansas City Portfolio    EJV       Kansas City, KS;MO       487,660      11,286,726      12,126,466      10,609,273      8,721,319
-----------------------------------------------------------------------------------------------------------------------------------
                                 Retail % as of 12/31/04        40%      78,412,491      74,191,752      74,923,391     68,160,984
INDUSTRIAL
Smith Road                WO           Aurora, CO           277,930      10,692,625      10,204,072      10,806,403     10,508,509
Walsh Higgins             WO       Salt Lake City, UT       182,500              --              --              --             --
-----------------------------------------------------------------------------------------------------------------------------------
                               Industrial % as of 12/31/04       5%      10,692,625      10,204,072      10,806,403     10,508,509

HOTEL
Portland Crown Plaza     CJV          Portland, OR        161 Rooms       8,334,342       8,300,000       8,008,729      8,008,729
-----------------------------------------------------------------------------------------------------------------------------------
                                 Hotel % as of 12/31/04          4%       8,334,342       8,300,000       8,008,729      8,008,729

LAND
Gateway Village          EJV        Blue Springs, MO                            100             100              --             --
-----------------------------------------------------------------------------------------------------------------------------------
                                  Land % as of 12/31/04          0%             100             100              --             --

MORTGAGE AND OTHER LOANS RECEIVABLE
Westminster West        Eloan         Westminster, MD                     1,332,060       1,332,060              --             --
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage and Other Loans Receivable% as of 12/31/04              1%       1,332,060       1,332,060              --             --

OTHER REAL ESTATE INVESTMENTS
Englar Lowes Loan        NR           Westminster, MD           --               --                         500,000        500,000
-----------------------------------------------------------------------------------------------------------------------------------
Other Real Estate Investments% as of 12/31/04                    0%              --              --         500,000         500,000

TOTAL REAL ESTATE INVESTMENTS AS A PERCENTAGE OF
      NET ASSETS AS OF 12/31/04                                116%     237,203,771     216,704,695     235,053,143     210,366,185
                                                               ====     ===========     ===========     ===========     ===========

---------------------
WO -- Wholly Owned Investment
CJV -- Consolidated Joint Venture
EJV -- Joint Venture Investment accounted for under the equity method NR -- Note Receivable Eloan -- Mezzanine loan accounted for under the equity method

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULE OF INVESTMENTS

                                                                                 DECEMBER 31, 2004           DECEMBER 31, 2003
                                                                             --------------------------   -------------------------
                                                                                             ESTIMATED                  ESTIMATED
                                                              FACE AMOUNT       COST       MARKET VALUE      COST      MARKET VALUE
                                                              -----------    ----------    ------------   ----------   -----------
CASH AND CASH EQUIVALENTS -- PERCENTAGE OF NET ASSETS......                                        9.4%                        10.4%
Federal National Mortgage Assoc., 1.06%, February 4, 2004.     $5,974,000    $        --    $       --    $ 5,967,907   $ 5,967,907
Federal Home Loan Mortgage Corp., 0.88%, January 2, 2004..     12,331,000             --            --     12,330,520    12,330,520
Federal Home Loan Bank, 6.450%, January 3, 2005...........     19,457,000     19,455,135     19,455,135            --            --
                                                                             ----------     ----------    ----------    ----------
TOTAL CASH EQUIVALENTS....................................                    19,455,135     19,455,135    18,298,427    18,298,427
   CASH...................................................                    (1,897,953)    (1,897,953)      603,387       603,387
                                                                             ----------     ----------    ----------    ----------
   TOTAL CASH AND CASH EQUIVALENTS........................                   $17,557,182    $17,557,182   $18,901,814   $18,901,814
                                                                             ===========    ===========   ===========   ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

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

The estimated market value of the Partnership's shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated market value of its assets, principally as described in Notes 2A, 2B and 2C below, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A, 2B and 2C below and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.

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

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     A: BASIS OF PRESENTATION--The accompanying consolidated financial statements of the Partnership have been presented on the market value basis of accounting in conformity with accounting principles generally accepted in the United States of America. It is the Partnership's policy to consolidate those real estate partnerships in which it has a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

     B: MANAGEMENT'S USE OF ESTIMATES IN THE FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     C: REAL ESTATE INVESTMENTS--Real estate investments are shown at estimated market value in accordance with the terms of the Partnership's contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


          below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM is responsible to assure that the valuation process provides independent and reasonable property market value estimates. American Appraisal Associates (the "Appraisal Management Firm"), an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

          Unconsolidated real estate partnerships are valued at the Partnership's equity in net assets as reflected in the partnerships' financial statements with properties valued as described above. Under the equity method, the investment is initially recorded at the original investment amount, plus additional amounts invested, and is subsequently adjusted for the Partnership's share of undistributed earnings or losses (including unrealized appreciation and depreciation) from the underlying entity.

          As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2004.

     D: OTHER REAL ESTATE INVESTMENTS--Other real estate investments include notes receivable, which are valued at the amount due and approximate market value.

     E: CASH AND CASH EQUIVALENTS--Cash and cash equivalent are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at market value.

     F: MARKETABLE SECURITIES--Marketable securities are highly liquid investments with maturities of more than three months when purchased and are carried at estimated market value.

     G: OTHER ASSETS--Cash of $212,989 and $216,883 was maintained by the wholly owned and consolidated properties at December 31, 2004 and 2003, respectively, for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also includes tenant receivable and is net of allowance for uncollectible accounts of $46,690 and $76,800 at December 31, 2004 and 2003, respectively.

     H: MORTGAGE LOANS PAYABLE--Mortgage loans payable are stated at the principal amount of the obligation outstanding. At times the Partnership may assume debt in connection with the purchase of real estate. For debt assumed, the Partnership allocates a portion of the purchase price to the below/above market debt and amortizes the premium/discount over the remaining life of the debt.

     I: DEFERRED FINANCING COSTS--Included in Other Assets are deferred financing costs amounting to $391,666 and $313,425, which are net of accumulated amortization of $878,316 and $713,990 as of December 31, 2004 and 2003, respectively, and which are being amortized over the term of the related obligation.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


     J: REVENUE RECOGNITION--Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated market value, net income is not reduced by depreciation or amortization expense.

     K: EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP--Equity in income from real estate partnership operations represents the Partnership's share of the current year's partnership income as provided for under the terms of the partnership agreements. As is the case with wholly-owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the partnership.

     L: FEDERAL INCOME TAXES--The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

     M: NEW ACCOUNTING PRONOUNCEMENTS--FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), which supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN-46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, "Audits of Investment Companies" (the "Audit Guide"). The effective date is delayed while the AICPA finalizes the proposed Statement of Position ("SOP") on the clarification of the scope of the Audit Guide. Following the issuance of the final SOP, the FASB will consider modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

NOTE 3: DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITY

Cash paid for interest during the years ended December 31, 2004, 2003, and 2002 was $2,595,651, $2,462,387, and $1,989,473, respectively.

During the fourth quarter 2002, in conjunction with the acquisition of a real estate investment, the Partnership assumed mortgage loan financing of $7.4 million.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


NOTE 4:   REAL ESTATE PARTNERSHIP

Real estate partnership is valued at the Partnership's equity in net assets as reflected by the partnership's financial statements with properties valued as indicated in Note 2C above. The partnership's combined financial position at December 31, 2004 and 2003, and results of operations for the years ended December 31, 2004, 2003, and 2002 are summarized as follows (in 000's):

                                                                                   DECEMBER 31,
                                                                               2004              2003
                                                                          ------------        ------------
Partnership Assets and Liabilities
   Real estate at estimated market value .......................          $     34,200        $     29,450
   Other assets ................................................                 1,217               1,536
                                                                          ------------        ------------
   Total assets ................................................                35,417              30,986
                                                                          ------------        ------------
   Mortgage loans payable ......................................                18,564              18,834
   Other liabilities ...........................................                   370                 321
                                                                          ------------        ------------
   Total liabilities ...........................................                18,934              19,155
                                                                          ------------        ------------
   Net Assets ..................................................          $     16,483        $     11,831
                                                                          ============        ============
Partnership's Share of Net Assets ..............................          $     12,127        $      8,721
                                                                          ============        ============

                                                                                        YEAR ENDED DECEMBER 31,
                                                                              2004                2003                 2002
                                                                          ------------        ------------        ------------
Partnership Operations
   Rental revenue ..................................................      $      3,125        $      3,114        $      3,017
   Other revenue ...................................................             1,710               1,360               1,153
                                                                          ------------        ------------        ------------
   Total revenue ...................................................             4,835               4,474               4,170
                                                                          ------------        ------------        ------------

    Real estate expenses and taxes .................................             2,481               2,196               2,065

   Interest expense ................................................             1,500               1,555               1,652
                                                                          ------------        ------------        ------------
   Total expenses ..................................................             3,981               3,751               3,717
                                                                          ------------        ------------        ------------
   Net Investment Income ...........................................      $        854        $        723        $        453
                                                                          ============        ============        ============
Partnership's equity in income of real estate partnerships .........      $        629        $        561        $        276
                                                                          ============        ============        ============

NOTE 5: MORTGAGE LOANS PAYABLE:
Debt includes mortgage loans payable as summarized below (in 000's):

                                                  AS OF 12/31/04           AS OF 12/31/03           AS OF 12/31/04
                                               -------------------------   -------------    --------------------------------
                                                           PARTNERSHIP'S
                                                  100%       SHARE OF         100%
                                                PRINCIPAL    PRINCIPAL      PRINCIPAL
                                                 BALANCE      BALANCE        BALANCE        INTEREST   MATURITY
                                               OUTSTANDING  OUTSTANDING*    OUTSTANDING       RATE**     DATE      TERMS***
                                               -----------  ------------   -------------    ---------  ---------  ----------
MORTGAGES OF WHOLLY OWNED PROPERTIES & CONSOLIDATED PARTNERSHIPS
Jacksonville, FL ..............................  $10,000      $ 8,933       $ 10,000            4.34%     2008       PP, I
Hampton, VA ...................................    9,075        9,075          9,451            6.75%     2018     PP, P&I
Ocean City, MD ................................    7,199        4,655          7,299            7.24%     2008     PP, P&I
Raleigh, NC ...................................    8,750        8,750          8,750            3.09%     2008       PP, I
Atlanta, GA ...................................    8,750        8,750              --            4.90%    2009     PP, P&I
Gresham/Salem, OR .............................        --            --          8,434            --     Paid off in 2004
----------------------------------------------------------------------------------------------------------------------------
Total .........................................  $43,774      $40,163        $43,934

MORTGAGES ON EQUITY PARTNERSHIPS
Kansas City, MO - Ten Quivira .................  $ 6,680      $ 4,914        $ 6,776            8.16%     2007     PP, P&I
Kansas City, MO- Ten Quivira Parcel ...........      961          707            975            8.16%     2007     PP, P&I
Kansas City, MO - Cherokee Hill ...............    3,083        2,268          3,129            7.79%     2007     PP, P&I
Kansas City, KS - Devonshire ..................    2,140        1,575          2,172            8.16%     2007     PP, P&I
Kansas City, MO - Brywood Center ..............    5,700        4,193          5,782            8.16%     2007     PP, P&I
----------------------------------------------------------------------------------------------------------------------------
Total .........................................  $18,564      $13,657        $18,834
TOTAL  MORTGAGE  LOANS PAYABLE                   $62,338      $53,820        $62,768            5.84%

* Represents the Partnership's interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2004. It does not represent the Partnership's legal obligation.

** The Partnership's weighted average interest rate at December 31, 2004 and 2003 were 5.84% and 6.33%, respectively. The weighted average interest rates were calculated using the Partnership's annualized interest expense for each loan (derived using the same percentage as that in (*) above) divided by the Partnership's share of total debt.

*** Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


NOTE 5: MORTGAGE LOANS PAYABLE: (CONTINUED)


As of December 31, 2004, mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

YEAR ENDING DECEMBER 31,               (000'S)
---------------                        --------
   2005 .........................      $   512
   2006 .........................          549
   2007 .........................          588
   2008 .........................       26,090
   2009 .........................        8,745
   Thereafter ...................        7,290
                                       -------
   Total ........................      $43,774
                                       =======

The  mortgage  loans  payable  of  wholly  owned   properties  and  consolidated
partnerships are secured by real estate investments with an estimated market value of $97,517,574.

As of December 31, 2004, principal amounts of mortgage loans payable on the equity partnership are payable as follows:


                                    100% LOAN BALANCE       PARTNERSHIP'S SHARE
YEAR ENDING DECEMBER 31,                (000'S)                  (000'S)
------------------------------      ------------------      -------------------
      2005 ......................      $   291                  $   214
      2006 ......................          315                      232
      2007 ......................       17,958                   13,211
                                       -------                  -------
      Total .....................      $18,564                  $13,657
                                       =======                  =======

Based on borrowing rates available to the Partnership at December 31, 2004 for loans with similar terms and average maturities, the Partnership's mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $44.8 million, which is net of deferred financing costs of $350,577 and a carrying value of $43.7 million. The Partnership's share of equity partnership debt has an estimated fair value of approximately $20.0 million and a carrying value of $18.6 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

NOTE 6: CONCENTRATION OF RISK ON REAL ESTATE INVESTMENTS

At December 31, 2004, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership's holdings based on the estimated market values and established NCREIF regions is as follows:
                                      ESTIMATED
                                    MARKET VALUE
   REGION                              (000'S)                  REGION %
   ----                              ----------                ---------
   East North Central ...........     $ 19,798                       9%
   Mideast ......................       59,633                      28%
   Mountain .....................       10,204                       5%
   Pacific ......................       31,844                      15%
   Southeast ....................       83,100                      37%
   West North Central ...........       12,126                       6%
                                       -------                 --------
   Total ........................     $216,705                     100%
                                      ========                 ========

The above allocations are based on (1) 100% of the estimated market value of wholly-owned properties and consolidated joint ventures, and (2) the estimated market value of the Partnership's net equity in non-consolidated ventures.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


NOTE 7: PURCHASE COMMITMENT OBLIGATIONS


PURCHASE COMMITMENTS:


Purchase commitments includes forward commitments without conditions waived, commitments to purchase real estate and/or fund additional expenditures on previously acquired properties and loan take out agreements. Certain purchases of real estate are contingent on a developer building the real estate according to plans and specifications outlined in the pre-sale agreement or the property achieving a certain level of leasing. It is anticipated that funding will be provided by operating cash flow, real estate investment sales, and deposits from the Partnership.

As of December 31, 2004, the Partnership had the following outstanding purchase commitments:


                                      COMMITMENTS
PROPERTY TYPE                           (000'S)
--------                              ---------
   Other ........................        1,600
                                       -------
   Total ........................      $ 1,600
                                       =======

NOTE 8: LEASING ACTIVITY


The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 2005 to 2050. At December 31, 2004, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:


YEAR ENDING DECEMBER 31,                (000'S)
-----------------------                -------
   2005 .........................      $11,978
   2006 .........................       11,392
   2007 .........................       10,464
   2008 .........................        9,346
   2009 .........................        6,672
   Thereafter ...................       18,900
                                       -------
   Total ........................      $68,752
                                       =======

NOTE 9: COMMITMENTS AND CONTINGENCIES

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and were to be returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment has been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2004, the cost basis of Prudential's equity interest in the Partnership under this commitment (held through the Real
Property Accounts) was $44 million. Prudential terminated this commitment on December 31, 2002.

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential's management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


NOTE 10: OTHER RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2004, 2003 and 2002 management fees incurred by the Partnership were $2.7 million, $2.5 million, and $2.5 million for each of the three years, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2004, 2003 and 2002 were $141,130; $132,380; and $132,380, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2004, 2003 and 2002, the Partnership made the following distributions to the Partners:


YEAR ENDING DECEMBER 31,               (000'S)
---------------                        -------
   2004 .........................      $ 6,000
   2003 .........................      $ 6,856
   2002 .........................      $16,143

NOTE 11: FINANCIAL HIGHLIGHTS

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                               2004          2003           2002            2001           2000
                                                             -------        -------        -------        -------        -------
PER SHARE (UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period ...................     $ 24.66        $ 24.11        $ 23.82        $ 22.74        $ 20.86
INCOME FROM INVESTMENT OPERATIONS:
Investment income, before management fee ...............        1.44           1.71           1.63           1.66           1.67
Management fee .........................................       (0.36)         (0.33)         (0.30)         (0.30)         (0.26)
Net realized and unrealized gain (loss) on investments .        0.41          (0.83)         (1.04)         (0.28)          0.47
                                                             -------        -------        -------        -------        -------
Net Increase in Net Assets Resulting from Operations ...        1.49           0.55           0.29           1.08           1.88
                                                             -------        -------        -------        -------        -------
NET ASSET VALUE, END OF PERIOD .........................     $ 26.15        $ 24.66        $ 24.11        $ 23.82        $ 22.74
                                                             =======        =======        =======        =======        =======
TOTAL RETURN, BEFORE MANAGEMENT FEE (a): ...............        7.61%          3.63%          2.52%          6.14%         10.40%
RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions) ................     $   187        $   182        $   184        $   198        $   206
Ratios to average net assets (b):
Total portfolio level expenses .........................        1.43%          1.35%          1.28%          1.27%          1.28%
Net investment income ..................................        5.76%          7.12%          6.85%          7.11%          7.76%


(a) Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

   Net Investment Income + Net Realized and Unrealized  Gains/(Losses)
   -------------------------------------------------------------------
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)  Average net assets are based on beginning of quarter net assets.

NOTE 12: SUBSEQUENT EVENTS

On March 10, 2005, one additional apartment asset located in Salem, Oregon sold for $4.65 million, resulting in a realized loss of approximately $1.6 million for the property.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                  SCHEDULE III -- REAL ESTATE OWNED: PROPERTIES
                                DECEMBER 31, 2004

                                                                                                            GROSS AMOUNT AT WHICH
                                           INITIAL COSTS TO THE PARTNERSHIP             COSTS              CARRIED AT CLOSE OF YEAR
                                    -------------------------------------------       CAPITALIZED       ----------------------------
                                    ENCUMBRANCES                   BUILDING &        SUBSEQUENT TO                       BUILDING &
DESCRIPTION                         AT 12/31/04       LAND        IMPROVEMENTS        ACQUISITION            LAND      IMPROVEMENTS
-----------                         ------------      ----        ------------       -------------           ----      ------------
PROPERTIES:
Office Building
Lisle, IL......................        None        1,780,000        15,743,881         5,649,155          1,958,000      21,215,036
Garden Apartments
Atlanta, GA....................   8,750,000        3,631,212        11,168,904         2,544,878(b)       4,206,097      13,138,897
Retail Shopping Center
Roswell, GA....................        None        9,454,622        21,513,677         2,896,093         11,135,594      22,728,798
Garden Apartments
Raleigh, NC....................   8,750,000        1,623,146        14,135,553           325,016          1,623,146      14,460,569
Office Building
Nashville, TN..................        None        1,797,000         6,588,451         2,323,519          1,797,378       8,911,592
Office Park
Oakbrook Terrace, IL...........        None        1,313,310        11,316,883         2,203,603          1,313,821      13,519,975

Office Building

Beaverton, OR..................        None          816,415         9,897,307         1,220,487            845,887      11,088,322
Industrial Building
Aurora, CO.....................        None        1,338,175         7,202,411         2,152,039          1,415,159       9,277,466
Office Complex
Brentwood, TN..................        None        2,425,000         7,063,755         2,844,396          2,453,117       9,880,034
Retail Shopping Center
Hampton, VA....................   9,074,608        2,339,100        12,767,956         2,924,439          3,462,107      14,569,388
                                 ----------       ----------       -----------        ----------        -----------     -----------
                                 26,574,608       26,517,980       117,398,778        25,083,625         30,210,306     138,790,077
                                 ==========       ==========       ===========        ==========        ===========     ===========



                                                 GROSS AMOUNT AT WHICH
                                                CARRIED AT CLOSE OF YEAR
                                 ------------------------------------------------------------------
                                       2004                              YEAR OF          DATE
DESCRIPTION                           SALES       TOTAL (a)(b)(c)     CONSTRUCTION      ACQUIRED
------------                         ----------   ----------------    ------------     ------------
PROPERTIES:
Office Building
Lisle, IL......................                        23,173,036           1985        Apr., 1988
Garden Apartments
Atlanta, GA....................                        17,344,994           1987        Apr., 1988
Retail Shopping Center
Roswell, GA....................                        33,864,392           1988        Jan., 1989
Garden Apartments
Raleigh, NC....................                        16,083,715           1995        Jun., 1995
Office Building
Nashville, TN..................                        10,708,970           1982        Oct., 1995
Office Park
Oakbrook Terrace, IL...........                        14,833,796           1988        Dec., 1995

Office Building

Beaverton, OR..................                        11,934,209           1995        Dec., 1996
Industrial Building
Aurora, CO.....................                        10,692,625           1997        Sep., 1997
Office Complex
Brentwood, TN..................                        12,333,151           1987        Oct., 1997
Retail Shopping Center
Hampton, VA....................                        18,031,495           1998         May, 2001
                                      ---------       -----------
                                              0       169,000,383
                                      =========       ===========



                                                                       2004             2003                2002           2001
                                                                   -----------        ----------        -----------     -----------

(a) Balance at beginning of year....                               163,507,834       150,548,805        158,410,798     154,613,404

   Additions:
      Acquisitions..................                                        --                --                  0               0
      Improvements, etc.............                                 5,492,550         1,545,443          1,231,735       3,797,394
      Conversions from JV to WO.....                                        --        18,013,068                  0               0
   Deletions:
      Sale..........................                                        --        (6,599,482)        (9,093,728)              0
                                                                   -----------        ----------        -----------     -----------
Balance at end of year..............                               169,000,384        63,507,834        150,548,805     158,410,798
                                                                   ===========        ==========        ===========     ===========
(b) Net of $1,000,000 settlement received from lawsuit.


           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
            SCHEDULE III -- REAL ESTATE OWNED: INTEREST IN PROPERTIES
                                DECEMBER 31, 2004

                                                                                                            GROSS AMOUNT AT WHICH
                                    INITIAL COSTS TO THE PARTNERSHIP                   COSTS               CARRIED AT CLOSE OF YEAR
                               ------------------------------------------------     CAPITALIZED          ---------------------------
                               ENCUMBRANCES                        BUILDING &      SUBSEQUENT TO                       BUILDING &
DESCRIPTION                     AT 12/31/04          LAND         IMPROVEMENTS      ACQUISITION             LAND      IMPROVEMENTS
-----------                    -------------       ---------      -------------    --------------        ---------   ---------------
INTEREST IN PROPERTIES:
Garden Apartments
Jacksonville, FL...............  10,000,000        2,750,000        14,650,743         2,615,216          2,750,000      17,265,959
Retail Shopping Center
Kansas City MO and KS*.........  13,657,622        5,710,916        15,211,504         3,174,520          5,710,916      18,386,024

Garden Apartments
Gresham/Salem, OR .............          --        3,063,000        15,318,870           483,796          3,063,000      15,802,666
Retail Shopping Center
Ocean City, MD.................   7,199,158        1,517,099         8,495,039         5,217,740          1,517,099      13,712,779
Hotel
Portland, OR...................          --        1,500,000         6,508,729           325,613          1,500,000       6,834,342
Land
Blue Springs, MO...............          --              100                --                --                100              --
                                 ----------       ----------       -----------        ----------        -----------     -----------
                                 30,856,780       14,541,115        60,184,885        11,816,885         14,541,115      72,001,770
                                 ==========       ==========       ===========        ==========        ===========     ===========





                                                 GROSS AMOUNT AT WHICH
                                                CARRIED AT CLOSE OF YEAR
                                 ------------------------------------------------------------------
                                                                         YEAR OF             DATE
DESCRIPTION                            SOLD             TOTAL          CONSTRUCTION        ACQUIRED
------------                         ----------      -------------    ------------      ------------
INTEREST IN PROPERTIES:
Garden Apartments
Jacksonville, FL...............                        20,015,959              1973        Sept., 1999
Retail Shopping Center
Kansas City MO and KS*.........                        24,096,940     Various Ranging      Sept., 1999
                                                                      From 1972-1992
Garden Apartments
Gresham/Salem, OR .............      (6,861,343)       12,004,323     Various Ranging      Feb., 2001
Retail Shopping Center
Ocean City, MD.................                        15,229,878              1986        Nov., 2002
Hotel
Portland, OR...................                         8,334,342              1989        Dec., 2003
Land
Blue Springs, MO...............                               100
                                     ----------        ----------
                                     (6,861,343)       79,681,542
                                     ==========        ==========


                                                                      2004              2003               2002             2001
                                                                   -----------        ----------        -----------     -----------
(a) Balance at beginning of year.                                   71,045,309        74,974,865         60,659,900      25,121,329
   Additions:
      Acquisitions...............                                            0         8,008,729         10,012,138      33,488,926
      Improvements, etc..........                                    2,444,168         3,392,575          4,097,329       1,674,862
   Deletions:
      Sale.......................                                   (6,861,343)                0                  0               0
      Conversions from JV to WO..                                           --       (16,446,908)
   Encumbrances on Joint Ventures
      accounted for by the equity method                               243,195         1,116,048            205,498         374,783
                                                                   -----------        ----------        -----------     -----------
   Balance at end of year........                                   66,871,329        71,045,309         74,974,865      60,659,900
                                                                   ===========        ==========        ===========     ===========

* Partnership interest accounted for by the equity method.