Form 10-Q
period 2005-06-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2005-08-15
CIK 846581

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                             ----------------------

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM     TO
                         COMMISSION FILE NUMBER 33-20083

                   THEPRUDENTIAL INSURANCE COMPANY OF AMERICA

                                  IN RESPECT OF

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW JERSEY                                     22-1211670
 (STATE OR OTHER  JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


                                751 BROAD STREET
                            NEWARK, NEW JERSEY 07102
                                 (973) 802-6000
   (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


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



================================================================================

                                 TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

A.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
         Statement of Net Assets--June 30, 2005 and December 31, 2004.........................................      4

         Statement of Operations--Six and Three Months Ended June 30, 2005 and 2004...........................      4

         Statement of Changes in Net Assets--
         Six and Three Months Ended June 30, 2005 and 2004....................................................      4

         Notes to the Financial Statements of the Real Property Account.......................................      5

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

         Consolidated Statements of Assets and Liabilities--
         June 30, 2005 and December 31, 2004..................................................................      8

         Consolidated Statements of Operations--
         Six and Three Months Ended June 30, 2005 and 2004....................................................      9

         Consolidated Statements of Changes in Net Assets--
         Six and Three Months Ended June 30, 2005 and 2004....................................................     10

         Consolidated Statements of Cash Flows--
         Six and Three Months Ended June 30, 2005 and 2004....................................................     11

         Consolidated Schedules of Investments--June 30, 2005 and December 31, 2004...........................     12

         Notes to the Financial Statements of the Partnership.................................................     14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................     16

Item 3. Quantitative and Qualitative Disclosures About Market Risks...........................................     23

Item 4. Controls and Procedures...............................................................................     23

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................................................     24

Item 6. Exhibits..............................................................................................     24

SIGNATURES....................................................................................................     25

                           FORWARD LOOKING STATEMENTS


Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends," "should," "will," "shall" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America (the "Company") or the Prudential Variable Contract Real Property Account (the "Real Property Account"). There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations and economic conditions in local markets in which the properties in the Real Property Account are located;
(2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) fluctuations in foreign currency exchange rates and foreign securities markets; (5) regulatory or legislative changes, including changes in tax law; (6) changes in statutory or U.S. GAAP accounting principles, practices or policies; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) reestimates of our reserves for future policy benefits and claims; (9) changes in our assumptions related to deferred policy acquisition costs; (10) events resulting in catastrophic loss of life; (11) investment losses and defaults;
(12) changes in our claims-paying or credit ratings; (13) competition in our product lines and for personnel; (14) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (15) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document.

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
June 30, 2005 and December 31, 2004                  JUNE 30, 2005
                                                      (UNAUDITED)      DECEMBER 31, 2004
                                                      -----------      -----------------
ASSETS
Investment in The Prudential Variable Contract
  Real Property Partnership ......................    $79,594,322         $75,689,330
                                                      -----------         -----------
Net Assets .......................................    $79,594,322         $75,689,330
                                                      ===========         ===========
NET ASSETS, representing:
Equity of contract owners ........................    $57,149,519         $54,956,278
Equity of The Prudential Insurance Company
  of America .....................................     22,444,803          20,733,052
                                                      -----------         -----------
                                                      $79,594,322         $75,689,330
                                                      ===========         ===========
Units outstanding ................................     37,651,409          37,494,920
                                                      ===========         ===========
Portfolio shares held ............................      2,894,367           2,894,367
Portfolio net asset value per share ..............    $     27.50         $     26.15

STATEMENTS OF OPERATIONS
For the six and three months ended
  June 30, 2005 and 2004                           1/1/2005-6/30/2005  1/1/2004-6/30/2004  4/1/2005-6/30/2005  4/1/2004-6/30/2004
                                                      (UNAUDITED)          (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
                                                   ------------------  ------------------  ------------------  ------------------
INVESTMENT INCOME
Net investment income from
Partnership operations ...........................    $ 1,714,723         $ 1,486,429         $   908,959         $   707,113
                                                      -----------         -----------         -----------         -----------
EXPENSES
Charges to contract owners for assuming
  mortality risk and expense risk and for
  administration .................................        221,957             212,462             112,716             107,232
                                                      -----------         -----------         -----------         -----------
NET INVESTMENT INCOME ............................      1,492,766           1,273,967             796,243             599,881
                                                      -----------         -----------         -----------         -----------
NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss)
  on investments in Partnership ..................      1,844,664           1,194,454             734,362           1,421,956
Net realized gain (loss) on sale
  of investments in Partnership ..................        345,605                   0             425,962                   0
                                                      -----------         -----------         -----------         -----------
NET GAIN (LOSS) ON INVESTMENTS ...................      2,190,269           1,194,454           1,160,324           1,421,956
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ......................    $ 3,683,035         $ 2,468,421         $ 1,956,567         $ 2,021,837
                                                      ===========         ===========         ===========         ===========
STATEMENTS OF CHANGES IN NET ASSETS
For the six and three months ended
  June 30, 2005 and 2004                           1/1/2005-6/30/2005  1/1/2004-6/30/2004  4/1/2005-6/30/2005  4/1/2004-6/30/2004
                                                      (UNAUDITED)          (UNAUDITED)        (UNAUDITED)          (UNAUDITED)
                                                   ------------------  ------------------  ------------------  ------------------
OPERATIONS
Net investment income ............................    $ 1,492,766         $ 1,273,967         $   796,243             599,881
Net change in unrealized gain (loss)
  on investments in Partnership ..................      1,844,664           1,194,454             734,362           1,421,956
Net realized gain (loss) on sale
  of investments in Partnership ..................        345,605                   0             425,962                   0
                                                      -----------         -----------         -----------         -----------
NET INCREASE (DECREASE) IN
  NET ASSETS RESULTING FROM
  OPERATIONS .....................................      3,683,035           2,468,421           1,956,567           2,021,837
                                                      -----------         -----------         -----------         -----------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners ...............       (406,049)           (983,413)           (227,796)           (176,686)
Net contributions (withdrawals) by The
  Prudential Insurance Company of America ........        628,006           1,195,875             340,512             283,918
                                                      -----------         -----------         -----------         -----------
NET INCREASE (DECREASE) IN
  NET ASSETS RESULTING FROM
  CAPITAL TRANSACTIONS ...........................        221,957             212,462             112,716             107,232
                                                      -----------         -----------         -----------         -----------
TOTAL INCREASE (DECREASE) IN
  NET ASSETS .....................................      3,904,992           2,680,883           2,069,283           2,129,069
NET ASSETS
Beginning of period ..............................     75,689,330          73,648,634          77,525,039          74,200,448
                                                      -----------         -----------         -----------         -----------
End of period ....................................    $79,594,322         $76,329,517         $79,594,322         $76,329,517
                                                      ===========         ===========         ===========         ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

1. NOTES TO FINANCIAL STATEMENTS

NOTE 1: GENERAL

The Prudential Variable Contract Real Property Account (the "Account") was established on November 20, 1986 by resolution of the Board of Directors of The Prudential Insurance Company of America ("Prudential"), which is a wholly-owned subsidiary of Prudential Financial, Inc. ("PFI"); as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933; as amended. The assets of the Account are segregated from Prudential's other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Prudential. These products are Variable Appreciable Life ("PVAL and PVAL $100,000+ Face Value"), Discovery Plus ("PDISCO+"), and Variable Investment Plan ("VIP").

The assets of the Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts. The Account, along with the Pruco Life Variable Contract Real Property Account and the Pruco Life of New Jersey Variable Contract Real Property Account, are the sole investors in the Partnership. These unaudited financial statements should be read in conjunction with the financial statements of the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The accompanying financial statements are prepared in accordance with the requirements of Form 10-Q and in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

The interim financial data as of June 30, 2005 and for the six and three months ended June 30, 2005 and 2004 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B. INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Account's proportionate interest of the Partnership's market value. At June 30, 2005 and December 31, 2004 the Account's interest in the Partnership was 40.6% or 2,894,367 shares.

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

NOTE 3: CHARGES AND EXPENSES

A. MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense risk charges are determined daily using an effective annual rate of 1.2%, 0.9%, 0.6% and 1.2% for PDISCO+, PVAL, PVAL $100,000 + face value, and VIP, respectively. Mortality risk is the risk that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is the risk that the cost of issuing and administering the policies may exceed related charges by Prudential. The mortality risk and expense risk charges are assessed through a reduction in unit values.

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

In addition a deferred sales charge is imposed upon the withdrawals of certain purchase payments to compensate Prudential for sales and other marketing expenses for PDISCO+ and VIP. The amount of any sales charge will depend on the amount withdrawn and the number of contract years that have elapsed since the contract owner or annuitant made the purchase payments deemed to be withdrawn. No sales charge is made against the withdrawal of investment income. A reduced sales charge is imposed in connection with the withdrawal of a purchase payment to effect an annuity if three or more contract years have elapsed since the contract date, unless the annuity effected is an annuity certain. No sales charge is imposed upon death benefit payments or upon transfers made between subaccounts. A deferred sales charge is assessed through the redemption of units.

D. PARTIAL WITHDRAWAL CHARGE

A charge is imposed by Prudential on partial withdrawals of the cash surrender value for PVAL and PVAL $100,000 + face value. A charge equal to the lesser of $15 or 2% will be made in connection with each partial withdrawal of the cash surrender value of a contract. A charge is assessed through the redemption of units.

E. ANNUAL MAINTENANCE CHARGE

An annual maintenance charge, applicable to PDISCO+ and VIP, of $30 will be deducted if and only if the contract fund balance is less than $10,000 on a contract anniversary or at the time a full withdrawal is effected, including a withdrawal to effect an annuity. The charge is made by reducing accumulation units credited to a contract owner's account.

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

NOTE 5: NET WITHDRAWALS BY CONTRACT OWNERS

Net contract owner withdrawals for the real estate investment option in The Prudential Insurance Company of America's variable insurance and variable annuity products for six and three months ended June 30, 2005 and 2004 were as follows:


                                          SIX MONTHS ENDED                            THREE MONTHS ENDED
                                              JUNE 30,                                     JUNE 30,
                                    2005     (UNAUDITED)       2004              2005     (UNAUDITED)    2004
                                   -------                    -------           -------                 -------
PDISCO+/VIP                       $180,452                   $187,700          $ 71,429                $ 66,208
PVAL/PVAL $100,000+
FACE VALUE                         225,597                    795,713           156,367                 110,478
                                   -------                    -------           -------                 -------
TOTAL                             $406,049                   $983,413          $227,796                $176,686
                                  ========                   ========          ========                ========

NOTE 6: PARTNERSHIP DISTRIBUTIONS


As of June 30, 2005, the Partnership had made no current year distributions. For the year ended December 31, 2004, the Partnership made distributions of $6 million. The Prudential Accounts' share of these distributions was $2.4 million.

NOTE 7: UNIT INFORMATION

Outstanding units and unit values at June 30, 2005 and December 31, 2004 were as follows:

                                     JUNE 30, 2005
                                       (UNAUDITED)           DECEMBER 31, 2004
                                      ------------           ------------------
UNITS OUTSTANDING:                     37,651,409               37,494,920
UNIT VALUE:                        2.01418 to 2.19705        1.92668 to 2.0954

NOTE 8: FINANCIAL HIGHLIGHTS


The ranges of total return for the six months ended June 30, 2005 and 2004 were as follows:

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                        2005      (UNAUDITED)    2004
                                    ------------             ------------
TOTAL RETURN                       4.54% to 4.85%           3.03% to 3.33%

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                  JUNE 30, 2005
                                                                                   (UNAUDITED)              DECEMBER 31, 2004
                                                                                  --------------            ------------------
ASSETS
REAL ESTATE INVESTMENTS -- At estimated market value:
   Real estate and improvements
      (cost: 6/30/2005 -- $208,138,279; 12/31/2004 -- $224,584,885) ............    $197,921,554             $203,246,069
   Real estate partnership (cost: 6/30/2005 -- $11,409,327;
      12/31/2004 -- $11,286,826) ...............................................      11,286,962               12,126,566
   Mortgage and other loans receivable (cost: 6/30/2005 -- $2,644,837;
      12/31/2004 -- $1,332,060) ................................................       2,644,837                1,332,060
                                                                                    ------------             ------------
        Total real estate investments ..........................................     211,853,353              216,704,695
CASH AND CASH EQUIVALENTS ......................................................      32,846,045               17,557,182
OTHER ASSETS (net of allowance for uncollectible accounts:
      06/30/2005 -- $61,123; 12/31/2004 -- $41,300) ............................       4,368,934                6,313,734
                                                                                    ------------             ------------
        Total assets ...........................................................    $249,068,332             $240,575,611
                                                                                    ============             ============

LIABILITIES
MORTGAGE LOANS PAYABLE .........................................................      43,457,345               43,773,767
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..........................................       3,042,130                3,096,006
DUE TO AFFILIATES ..............................................................         704,905                  721,419
OTHER LIABILITIES ..............................................................         652,202                  622,900
MINORITY INTEREST ..............................................................       4,855,201                5,638,458
                                                                                    ------------             ------------
        Total liabilities ......................................................      52,711,783               53,852,550
                                                                                    ------------             ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY ...............................................................     196,356,549              186,723,061
                                                                                    ------------             ------------
        Total liabilities and partners' equity .................................    $249,068,332             $240,575,611
                                                                                    ============             ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD ..................................       7,140,308                7,140,308
                                                                                    ============             ============
SHARE VALUE AT END OF PERIOD ...................................................    $      27.50             $      26.15
                                                                                    ============             ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                                        JUNE 30,                               JUNE 30,
                                                           --------------------------------        ---------------------------------
                                                                2005               2004                2005                2004
                                                           ------------        ------------        ------------        ------------
INVESTMENT INCOME:
  Revenue from real estate and improvements ........       $ 13,741,981        $ 13,304,134        $  7,002,315        $  6,819,620
  Equity in income of real estate partnership ......            226,483             266,681             103,733
                                                                                                                            100,794
  Interest and equity income on mortgage loans
    receivable and other loans receivable ..........            120,766              79,220              61,596              20,094
  Income from other real estate investments ........                 --             142,901                  --             111,257
  Interest on short-term investments ...............            267,024              63,579             167,802              20,401
                                                           ------------        ------------        ------------        ------------
      Total investment income ......................         14,356,254          13,856,515           7,335,446           7,072,166
                                                           ------------        ------------        ------------        ------------
INVESTMENT EXPENSES:
  Operating ........................................          3,954,557           3,525,123           2,012,608           1,863,869
  Investment management fee ........................          1,370,266           1,283,932             696,729             648,231
  Real estate taxes ................................          1,165,102           1,461,055             514,907             739,021
  Administrative ...................................          2,450,946           2,583,490           1,273,210           1,366,826
  Interest expense .................................          1,160,397           1,243,290             574,373             648,215
  Minority interest ................................             24,820              93,576              21,247              62,019
                                                           ------------        ------------        ------------        ------------
      Total investment expenses ....................         10,126,088          10,190,466           5,093,074           5,328,181
                                                           ------------        ------------        ------------        ------------
NET INVESTMENT INCOME ..............................          4,230,166           3,666,049           2,242,372           1,743,985
                                                           ------------        ------------        ------------        ------------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON REAL ESTATE INVESTMENTS:
  Net proceeds from real estate investments sold ...         15,409,350                  --          10,859,247                  --
    Less: Cost of real estate investments sold .....         18,943,989                  --          14,842,211                  --
    Realization of prior periods' unrealized gain
          (loss) on real estate investments sold ...         (4,387,234)                 --          (5,033,797)                 --
                                                           ------------        ------------        ------------        ------------
  Net gain (loss) realized on real estate
    investments sold ...............................            852,595                  --           1,050,833                  --
                                                           ------------        ------------        ------------        ------------
  Change in unrealized gain (loss) on
    real estate investments ........................          5,772,750           3,533,083           2,672,323           3,721,120
  Less: Minority interest in unrealized gain
    (loss) on real estate investments ..............          1,222,023             587,146             860,674             214,083
                                                           ------------        ------------        ------------        ------------
  Net unrealized gain (loss) on
    real estate investments ........................          4,550,727           2,945,937           1,811,649           3,507,037
                                                           ------------        ------------        ------------        ------------
NET REALIZED AND UNREALIZED GAIN (LOSS)
  ON REAL ESTATE INVESTMENTS .......................          5,403,322           2,945,937           2,862,482           3,507,037
                                                           ------------        ------------        ------------        ------------
INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ........................       $  9,633,488        $  6,611,986        $  5,104,854        $  5,251,022
                                                           ============        ============        ============        ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

           UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      2005                      2004
                                                                                   -------------            -------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
   Net investment income .......................................................    $  4,230,166             $  3,666,049
   Net gain (loss) realized on real estate investments sold ....................         852,595                       --
   Net unrealized gain (loss) from real estate investments .....................       4,550,727                2,945,937
                                                                                    ------------             ------------
     Increase (decrease) in net assets resulting from operations ...............       9,633,488                6,611,986
                                                                                    ------------             ------------
NET ASSETS--Beginning of period ................................................     186,723,061              181,643,061
                                                                                    ------------             ------------
NET ASSETS--End of period ......................................................    $196,356,549             $188,255,047
                                                                                    ============             ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     SIX MONTHS               SIX MONTHS
                                                                                       ENDED                     ENDED
                                                                                    JUNE 30, 2005            JUNE 30, 2004
                                                                                    ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets resulting from operations .............    $  9,633,488             $  6,611,986
   Adjustments to reconcile net increase (decrease) in net assets to net cash flows from operating activities:
        Net realized and unrealized gain (loss) on investments .................      (5,403,322)              (2,945,937)
        Equity in income of real estate partnership in excess
          of distributions .....................................................        (122,501)                 (62,493)
        Minority interest from operating activities ............................          24,820                   93,576
        Bad debt expense .......................................................          58,590                  217,271
        (Increase) Decrease in accrued interest included in other real
          estate investments ...................................................              --                 (142,901)
        (Increase) Decrease in accrued interest included in mortgage
          and other loans receivable ...........................................        (120,765)                 (28,220)
        Increase) Decrease in:
          Other assets .........................................................       1,886,210                    6,033
        Increase (Decrease) in:
          Accounts payable and accrued expenses ................................         (53,876)                 870,130
          Due to affiliates ....................................................         (16,514)                (246,293)
          Other liabilities ....................................................          29,302                   (6,711)
                                                                                    ------------             ------------
   Net cash flows from operating activities ....................................       5,915,432                4,366,441
                                                                                    ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold ..............................      15,409,351                       --
   Additions to real estate and improvements ...................................      (2,497,386)              (5,301,575)
   Contribution to real estate partnership .....................................              --                 (245,026)
   Origination of mortgage and other loans receivable ..........................      (1,192,012)              (4,670,531)
                                                                                    ------------             ------------
   Net cash flows from (used in) investing activities ..........................      11,719,953              (10,217,132)
                                                                                    ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage loan payable .................................        (316,422)                (352,972)
   Contributions from minority interest partners ...............................         220,009                       --
   Distributions to minority interest partners .................................      (2,250,109)                 (34,199)
                                                                                    ------------             ------------
   Net cash flows used in financing activities .................................      (2,346,522)                (387,171)
                                                                                    ------------             ------------

   NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................      15,288,863               (6,237,862)

   CASH AND CASH EQUIVALENTS--Beginning of period ..............................      17,557,182               18,901,814
                                                                                    ------------             ------------

   CASH AND CASH EQUIVALENTS--End of period ....................................    $ 32,846,045             $ 12,663,952
                                                                                    ============             ============

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for the six months ended for interest ..........................    $  1,221,862             $  1,254,833
                                                                                    ============             ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                        TOTAL
                                                       RENTABLE
                                                     SQUARE FEET             JUNE 30, 2005
                                                        UNLESS                (UNAUDITED)                  DECEMBER 31, 2004
                                                       OTHERWISE        --------------------------        --------------------------
PROPERTY                                               INDICATED                       ESTIMATED                       ESTIMATED
NAME              OWNERSHIP          CITY, STATE      (UNAUDITED)        COST         MARKET VALUE         COST       MARKET VALUE
-------           ----------          ---------      -----------        -----        -------------        ------      --------------
REAL ESTATE INVESTMENTS
OFFICES
750 Warrenville       WO              Lisle, IL         103,193     $  23,173,036     $  9,699,984       23,173,036    $ 10,098,838

Oakbrook Terrace      WO            Oakbrook, IL        123,734                --               --       14,833,796       9,698,734

Summit at Cornell     WO           Beaverton, OR        72,109         11,956,630        9,612,226       11,934,209       9,644,005
  Oaks
Westpark              WO           Brentwood, TN        97,199         10,756,861       11,306,551       10,708,970      11,151,327
Financial Plaza       WO           Brentwood, TN        95,768         12,333,151       11,100,042       12,333,151      10,966,233

-----------------------------------------------------------------------------------------------------------------------------------
                         Offices % as of 6/30/05         21%           58,219,678       41,718,803       72,983,162      51,559,137
APARTMENTS
Brookwood             WO             Atlanta, GA       240 Units       17,988,342       17,352,820       17,344,994      16,616,914
  Apartments
Dunhill Trace         WO             Raleigh, NC       250 Units       16,144,297       19,051,404       16,083,715      18,000,660
  Apartments
Riverbend            CJV         Jacksonville, FL      458 Units       20,060,708       23,100,000       20,015,959      22,600,000
  Apartments
SIMA Apartments      CJV           Gresham/Salem,      201 Units        7,918,776        9,800,000       12,004,323      13,900,000
                                       OR
-----------------------------------------------------------------------------------------------------------------------------------
                         Apartments % as of 6/30/05       35%          62,112,123       69,304,224       65,448,991      71,117,574
RETAIL
King's Market         WO           Rosewell, GA         314,358        35,207,624       23,025,411       33,864,392      21,765,286

Hampton Towne         WO            Hampton, VA         174,540        18,031,495       22,200,000       18,031,495      21,000,000
  Center
White Marlin Mall    CJV           Ocean City, MD       186,016        15,241,182       20,900,000       15,229,878      19,300,000
Kansas City          EJV            Kansas City,        487,660        11,409,227       11,286,862       11,286,726      12,126,466
  Portfolio                          KS; MO
-----------------------------------------------------------------------------------------------------------------------------------
                         Retail % as of 6/30/05           40%          79,889,528       77,412,273       78,412,491      74,191,752
INDUSTRIAL
Smith Road            WO             Aurora, CO        277,930         10,765,912       11,273,116       10,692,625      10,204,072
-----------------------------------------------------------------------------------------------------------------------------------
                         Industrial % as of 6/30/05       6%           10,765,912       11,273,116       10,692,625      10,204,072
HOTEL
Portland Crown       CJV            Lake Oswego,      161 Rooms         8,560,265        9,500,000        8,334,342       8,300,000
  Plaza                                 OR
-----------------------------------------------------------------------------------------------------------------------------------
                         Hotel % as of 6/30/05            5%            8,560,265        9,500,000        8,334,342       8,300,000
LAND
Gateway Village      EJV          Blue Springs, MO                            100              100              100             100
-----------------------------------------------------------------------------------------------------------------------------------
                         Land % as of 6/30/05             0%                  100              100              100             100
MORTGAGE AND OTHER LOANS RECEIVABLE
Englar K-Mart         MD           Westminster, MD                      2,644,837        2,644,837        1,332,060       1,332,060
-----------------------------------------------------------------------------------------------------------------------------------
                          Mortgage and Other Loans
                          Receivable% as of 6/30/05       1%            2,644,837        2,644,837        1,332,060       1,332,060

TOTAL REAL ESTATE INVESTMENTS AS A PERCENTAGE OF
NET ASSETS AS OF 6/30/05                                108%         $222,192,443     $211,853,353     $237,203,771    $216,704,695
                                                        ===          ============     ============     ============    ============

WO -- Wholly Owned  Investment           EJV -- Joint  Venture  Investment accounted for under the equity method
CJV -- Consolidated Joint Venture        MD -- Mezzanine Debt

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                                                JUNE 30, 2005
                                                                                 (UNAUDITED)                DECEMBER 31, 2004
                                                                          --------------------------    --------------------------
                                                                                         ESTIMATED                      ESTIMATED
                                                            FACE AMOUNT      COST       MARKET VALUE       COST        MARKET VALUE
                                                           -----------    -----------   ------------    -----------    ------------
CASH AND CASH EQUIVALENTS -
  PERCENTAGE OF NET ASSETS ..............................                                       16.7%                          9.4%
Federal Home Loan Bank, 6.4500%, Jan. 3, 2005 ...........  $19,475,000             --             --    $19,455,135    $19,455,135
Federal Home Loan Banks, 2.6870%, July 1, 2005 ..........   16,953,000    $16,951,752    $16,951,752             --             --
Federal Home Loan Mortgage Company, 3.0500%, July 1, 2005   15,000,000     14,961,250     14,961,250             --             --
                                                           -----------    -----------    -----------    -----------    -----------

TOTAL CASH EQUIVALENTS ..................................   31,953,000     31,913,002     31,913,002     19,455,135     19,455,135

CASH ....................................................      933,043        933,043        933,043     (1,897,953)    (1,897,953)
                                                           -----------    -----------    -----------    -----------    -----------

TOTAL CASH AND CASH EQUIVALENTS .........................  $32,886,043    $32,846,045    $32,846,045    $17,557,182    $17,557,182
                                                           ===========    ===========    ===========    ===========    ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and in conformity with GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and notes thereto included in each partner's Annual Report on Form 10-K for the Year Ended December 31, 2004.

Real estate investments are reported at their estimated fair market values.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, "Audits of Investment Companies" (the "Audit Guide"). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. Partnership is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its investments may need to be consolidated as a result of this FIN 46-R.

NOTE 2: RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential Investment Management ("PIM") charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2005 and 2004 investment management fees incurred by the Partnership were $1,370,266 and $1,283,932, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the six months ended June 30, 2005 and 2004 were $53,907 and $73,815, respectively, and are classified as part of administrative expense in the Consolidated Statements of Operations.

NOTE 3: COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential Insurance Company of America ("Prudential") management, the outcome of such matters will not have a material effect on the Partnership.

As of June 30, 2005, the Partnership had the following outstanding commitments to purchase real estate or fund additional expenditures on previously acquired properties and loan take-out agreements:

                                                      COMMITMENTS
                              PROPERTY TYPE             (000'S)
                              --------------        --------------
                                Apartments             $20,405
                                 Retail                 15,344
                                  Other                  1,550
                                                      --------
                                  Total                $37,299
                                                      --------

            THEPRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

NOTE 4: FINANCIAL HIGHLIGHTS

                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                --------------------------------------------------------------------
                                                                 2005           2004           2003           2002           2001
                                                                ------         ------         ------         ------         ------
PER SHARE (UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period .......................    $26.15         $24.66         $24.11         $23.82         $22.74
                                                                ------         ------         ------         ------         ------
INCOME FROM INVESTMENT OPERATIONS:
Investment income, before management fee ...................      0.78           0.67           0.79           0.83           0.82
Management fee .............................................     (0.19)         (0.17)         (0.16)         (0.15)         (0.15)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS .....      0.76           0.39          (0.57)         (0.87)          0.36
                                                                ------         ------         ------         ------         ------
   Net Increase in Net Assets Resulting from Operations ....      1.35           0.89           0.06          (0.19)          1.03
                                                                ------         ------         ------         ------         ------
NET ASSET VALUE, END OF PERIOD .............................    $27.50         $25.55         $24.17         $23.63         $23.77
                                                                ======         ======         ======         ======         ======
TOTAL RETURN, BEFORE MANAGEMENT FEE (a): ...................      5.90%          4.37%          0.88%         (0.17)%         5.20%
RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions) ....................    $  196         $  188         $  185         $  197         $  216
   Ratios to average net assets (b):
      TotalPortfolio Level Expenses ........................      0.73%          0.70%          0.65%          0.63%          0.65%
      Net Investment Income ................................      2.96%          2.71%          3.27%          3.55%          3.63%


(a) Total Return, before management fee, is calculated by geometrically linking quarterly returns which are calculated using the formula below:

       Net Investment Income + Net Realized and Unrealized Gains/(Losses)
     -----------------------------------------------------------------------
              Beg. Net Asset Value + Time Weighted Contributions -
                          Time Weighted Distributions

(b)  Average net assets are based on beginning of quarter net assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of the Account are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Account are contingent upon those of the Partnership. Therefore, this management's discussion and analysis addresses these items at the Partnership level. The partners in the Partnership are Prudential, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, the "Partners").

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the Financial Statements of the Account and the Partnership and the related Notes included in the financial statements herein.

(a) LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Partnership's liquid assets, consisting of cash and cash equivalents, were approximately $32.8 million, an increase of approximately $15.2 million from $17.6 million at December 31, 2004. The increase was primarily due to sales proceeds received in connection with two sales of approximately $15.4 million cash. Sources of liquidity include net cash flow from property operations, interest from short-term investments, sales, and financings. The Partnership uses cash for its real estate investment activities and for distribution to its partners. As of June 30, 2005, 13.2% of the Partnership's total assets consisted of cash and cash equivalents.

Dispositions for the six months ended June 30, 2005 included the sale of one apartment complex located in Salem, Oregon and an office property located in Oakbrook Terrace, Illinois. The two investments sold for a combined total of $16.1 million.

During the first six months of 2005, the Partnership  spent  approximately  $2.5 million on capital improvements to existing properties. Approximately $0.6 million was associated with the renovation of an apartment complex in Atlanta, Georgia, $1.3 million was associated with the renovation and redevelopment of a retail center in Roswell, Georgia, and $0.2 million was associated with the renovation of a hotel property in Lake Oswego, Oregon. The remaining $0.4 million was associated with minor capital improvements at various other properties.

(b) RESULTS OF OPERATIONS

The following is a comparison of the Partnership's results of operations for the six and three month periods ended June 30, 2005 and 2004.

                         NET INVESTMENT INCOME OVERVIEW

The  Partnership's  net investment income for the six months ended June 30, 2005 was approximately $4.2 million, an increase of $0.5 million from $3.7 million for the prior year period. The Partnership's net investment income for the quarter ended June 30, 2005 was $2.2 million, an increase of $0.5 million from $1.7 million for the prior year period. The increase for both the six-month and three-month periods was primarily due to increased rents and stabilized occupancy at both office properties in Brentwood, Tennessee. Partially offsetting these gains were decreases in net investment income in the apartment sector for both the six-month and three-month periods as a result of (a) rental concessions and mortgage interest incurred for the apartment property in Atlanta, Georgia that was not applicable during the first six months of 2004 and
(b) increases in expenses at the apartment property in Jacksonville, Florida.

                               VALUATION OVERVIEW


The Partnership recorded an aggregate unrealized gain of $4.6 million for the six months ended June 30, 2005, compared to an unrealized gain of $2.9 million during the prior year period. The Partnership recorded an aggregate unrealized gain of $1.8 million for the three months ended June 30, 2005, compared to an unrealized gain of $3.5 million during the prior year period. The unrealized gain during the first six months of 2005 was attributed to gains in the apartment, retail, industrial, and hotel sectors, primarily due to strengthening market fundamentals and continued investor demand, which has caused an increase in valuations. Partially offsetting these gains was a loss in value in the office sector of $0.1 million, primarily due to decreases in occupancy coupled with soft market conditions affecting the office property in Lisle, Illinois. The unrealized gain for the three months ended June 30, 2005 was primarily recorded in the apartment and hotel sectors. The increases for the apartment sectors were due to investor demand as noted above. The hotel sector recorded value gains mainly due to continued strengthening market fundamentals as discussed above.

The Partnership recorded an aggregate realized gain of $0.9 million for the six months ended June 30, 2005. The Partnership recorded an aggregate realized gain of $1.1 million for the three months ended June 30, 2005. The realized gain for both the six and three month periods was exclusively experienced in the office sector in connection with the sale of the office property located in Oakbrook Terrace, Illinois.

            NET GAIN (LOSS) ON REAL ESTATE INVESTMENTS SOLD OVERVIEW


On June 8, 2005, the Partnership sold an office property in Oakbrook Terrace, Illinois for $11.4 million, resulting in a realized gain of approximately $1.1 million.

The following table presents a comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type for the six and three month periods ended June 30, 2005 and 2004.

                                                           SIX MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                                      -------------------------------        ---------------------------------
                                                         2005    (UNAUDITED) 2004              2005     (UNAUDITED)   2004
                                                      -----------         -----------        ------------         ------------
NET INVESTMENT INCOME:
Office properties ................................    $ 1,637,225         $   981,699         $   967,063         $   478,904
Apartment complexes ..............................      1,022,989           1,352,780             383,759             611,230
Retail properties ................................      2,229,755           2,290,760           1,174,352           1,132,508
Industrial properties ............................        248,360             320,701             128,395             172,915
Hotel property ...................................        386,454             175,683             216,918             115,952
Other (including interest income,
   investment mgt fee, etc.) .....................     (1,294,617)         (1,455,574)           (628,115)           (767,524)
                                                      -----------         -----------         -----------         -----------
TOTAL NET INVESTMENT INCOME ......................    $ 4,230,166         $ 3,666,049         $ 2,242,372         $ 1,743,985
                                                      ===========         ===========         ===========         ===========
NET REALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS:
Apartment Complex ................................       (198,238)                 --                  --                  --
Office Building ..................................      1,050,833                  --           1,050,833                  --
                                                      -----------         -----------         -----------         -----------
TOTAL NET REALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS .......................        852,595                  --           1,050,833                  --
                                                      -----------         -----------         -----------         -----------
NET UNREALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS:
Office properties ................................        (89,446)        $(1,194,297)            (28,140)        $   885,313
Apartment complexes ..............................      1,942,485           1,000,460           1,778,785           1,085,535
Retail properties ................................      1,028,116           3,242,461            (163,721)          1,679,353
Industrial properties ............................        995,760              13,441                (172)             21,947
Hotel property ...................................        673,812            (116,128)            224,895            (165,111)
                                                      -----------         -----------         -----------         -----------
TOTAL NET UNREALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS .......................      4,550,727           2,945,937           1,811,647           3,507,037
                                                      -----------         -----------         -----------         -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS .......................    $ 5,403,322         $ 2,945,937         $ 2,862,480         $ 3,507,037
                                                      ===========         ===========         ===========         ===========

OFFICE PORTFOLIO

                                       NET           NET         REALIZED/
                                   INVESTMENT     INVESTMENT     UNREALIZED     UNREALIZED
                                   INCOME/LOSS   INCOME/LOSS     GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY       OCCUPANCY
PROPERTY                              2005           2004           2005           2004           2005            2004
--------                           ----------      ---------     ----------    -----------      ---------       ---------
SIX MONTHS ENDING JUNE 30,
Lisle, IL ....................    $  238,290     $  184,040     $ (398,854)   $(2,104,741)            43%            44%
Brentwood, TN ................       496,983        399,601        107,333        260,740             90%            83%
Oakbrook Terrace, IL* ........       253,544        122,627      1,173,295       (511,164)           N/A             41%
Beaverton, OR ................       398,695        453,390        (54,196)            --             75%            75%
Brentwood, TN ................       249,713       (177,959)       133,809      1,160,868            100%           100%
                                  ----------     ----------     ----------    -----------
                                  $1,637,225     $  981,699     $  961,387    $(1,194,297)
                                  ----------     ----------     ----------    -----------
THREE MONTHS ENDING JUNE 30,
Lisle, IL ....................    $  136,858     $   90,839     $       --    $        --
Brentwood, TN ................       271,298        199,316        (41,340)       300,000
Oakbrook Terrace, IL* ........       187,324         58,992      1,072,029       (141,279)
Beaverton, OR ................       180,688        217,086         (7,996)            --
Brentwood, TN ................       190,895        (87,329)            --        726,592
                                  ----------     ----------     ----------    -----------
                                  $  967,063     $  478,904     $1,022,693    $   885,313
                                  ----------     ----------     ----------    -----------

* Net Investment Income for the six months ended June 30, 2005 and three months ended June 30, 2005 reflects partial period results for the office property located in Oakbrook Terrace, Illinois that was sold on June 8, 2005.

                              NET INVESTMENT INCOME

Net investment income for the Partnership's office properties was approximately $1.6 million for the six months ended June 30, 2005, an increase of $0.7 million from the prior year period. Net investment income for the Partnership's office properties was approximately $1.0 million for the three months ended June 30, 2005, an increase of $0.5 million from the prior year period. The increase for both periods was primarily due to stabilized occupancy and increased market rents at both of the Partnership's office assets in Brentwood, Tennessee and lower expenses incurred at the office property in Oakbrook Terrace, Illinois.

                    TOTAL REALIZED AND UNREALIZED GAIN/(LOSS)

The office properties owned by the Partnership recorded an aggregate realized and unrealized gain of approximately $1.0 million during the first six months of 2005, compared to an unrealized loss of $1.2 million for the prior year period. The sale of the office property in Oakbrook Terrace, Illinois at a price above market value contributed to this gain.

The office properties owned by the Partnership recorded an aggregate unrealized loss of approximately $1.2 million during the first six months of 2004. The decrease in values was primarily due to a decline in market rents, a decrease in occupancy due to various lease expirations and increases in leasing commissions, tenant improvements and tenant concessions associated with the office properties located in Lisle, Illinois and Oakbrook Terrace, Illinois.

The office properties owned by the Partnership recorded an aggregate realized and unrealized gain of approximately $1.0 million for the three months ended June 30, 2005 primarily due to the sale of the office property in Oakbrook Terrace, Illinois as discussed above.

APARTMENT COMPLEXES

                                       NET           NET         REALIZED/
                                   INVESTMENT     INVESTMENT     UNREALIZED     UNREALIZED
                                   INCOME/LOSS   INCOME/LOSS     GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY       OCCUPANCY
PROPERTY                              2005           2004           2005           2004           2005            2004
--------                           ----------      ---------     ----------    -----------      ---------       ---------
SIX MONTHS ENDING JUNE 30,
Atlanta, GA ..................    $   42,837     $  420,536     $   92,560     $  275,009             91%            91%
Raleigh, NC ..................       264,595        294,903        990,152        607,985             94%            94%
Jacksonville, FL .............       400,916        519,311        304,269        (64,829)            92%            95%
Gresham/Salem, OR* ...........       314,641        118,030        357,266        182,295             86%            86%
                                  ----------     ----------     ----------     ----------
                                  $1,022,989     $1,352,780     $1,744,247     $1,000,460
                                  ----------     ----------     ----------     ----------
THREE MONTHS ENDING JUNE 30,
Atlanta, GA ..................    $  (28,369)    $  213,167     $  298,258     $  (14,991)
Raleigh, NC ..................       119,679        147,211        990,813        672,985
Jacksonville, FL .............       182,036        245,694        (12,722)       (36,829)
Gresham/Salem, OR* ...........       110,413          5,158        502,436        464,370
                                  ----------     ----------     ----------     ----------
                                  $  383,759     $  611,230     $1,778,785     $1,085,535
                                  ----------     ----------     ----------     ----------

* Net investment income for the six months ended June 30, 2005 reflects partial period results for the apartment property in Salem, Oregon that was sold on March 10, 2005 and full period results for the apartment property in Gresham, Oregon. Net investment income for the three months ended June 30, 2005 reflects results for the apartment property in Gresham, Oregon. Net investment income for the six months ended June 30, 2004 and three months ended June 30, 2004 reflects results for four apartment properties located in Gresham/Salem, Oregon, two of which were sold prior to December 31, 2004.

                              NET INVESTMENT INCOME

Net investment income for the Partnership's apartment properties was $1.0 million for the six months ended June 30, 2005, a decrease of $0.3 million from the prior year period. Net investment income for the Partnership's apartment properties was $0.4 million for the three months ended June 30, 2005, a decrease of $0.2 million from the prior year period. The decrease for both periods was primarily due to (a) rental concessions and mortgage interest incurred for the apartment property in Atlanta, Georgia that was applicable during the first six months of 2004 and (b) increases in expenses at the apartment property in Jacksonville, Florida. Partially offsetting the decrease for both periods was an increase in net investment income for the apartment properties in Gresham/Salem, Oregon due to a diminution of mortgage interest expense resulting from the prepayment of debt on the properties.

                    TOTAL REALIZED AND UNREALIZED GAIN/(LOSS)

The Partnership recorded an aggregate unrealized and realized gain of $1.7 million for the six months ended June 30, 2005, compared to an unrealized gain of $1.0 million for the prior year period. The unrealized gain was primarily due to continued investor demand, which has caused an increase in valuations.

The apartment properties owned by the Partnership recorded an aggregate unrealized gain of $1.8 million for the three months ended June 30, 2005, compared to an aggregate unrealized gain of $1.1 million for the prior year period. The unrealized gain was primarily due to investor demand, as discussed above.

RETAIL PROPERTIES

                                       NET           NET         REALIZED/
                                   INVESTMENT     INVESTMENT     UNREALIZED     UNREALIZED
                                   INCOME/LOSS   INCOME/LOSS     GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY       OCCUPANCY
PROPERTY                              2005           2004           2005           2004           2005            2004
--------                           ----------      ---------     ----------    -----------      ---------       ---------
SIX MONTHS ENDING JUNE 30,
Roswell, GA ..................    $  814,280     $  784,360     $  (83,107)    $  (74,215)            77%            74%
Kansas City, KS; MO ..........       206,952        261,406       (962,104)     1,827,239             79%            87%
Hampton, VA ..................       615,350        611,260      1,200,000        587,150            100%           100%
Ocean City, MD ...............       472,735        411,613        873,327        902,287             90%            99%
Westminster, MD* .............            --        142,901             --             --            N/A            N/A
Westminster, MD ** ...........       120,438         79,220             --             --            N/A            N/A
                                  ----------     ----------     ----------     ----------
                                  $2,229,755     $2,290,760     $1,028,116     $3,242,461
                                  ----------     ----------     ----------     ----------
THREE MONTHS ENDING JUNE 30,
Roswell, GA ..................    $  366,158     $  357,942     $  339,538     $  (34,505)
Kansas City, KS; MO ..........        84,202        100,794     (1,048,782)     1,083,231
Hampton, VA ..................       307,642        307,179             --        301,650
Ocean City, MD ...............       354,754        235,242        545,523        328,977
Westminster, MD* .............            --        111,257             --             --
Westminster, MD ** ...........        61,596         20,094             --             --
                                  ----------     ----------     ----------     ----------
                                  $1,174,352     $1,132,508     $ (163,721)    $1,679,353
                                  ----------     ----------     ----------     ----------

* Classified as Other Real Estate Investment (mortgage paid in full September 13, 2004)
**   Mortgage Loan Receivable (Acquired January 2004)

                              NET INVESTMENT INCOME


Net investment income for the Partnership's retail properties was $2.2 million for the six months ended June 30, 2005, a decrease of $0.1 million from the prior year period. Net investment income for the Partnership's retail properties was $1.2 million for the three months ended June 30, 2005, an increase of $0.1 million from the prior year period. The decrease in net investment income during the first six months of 2005 was primarily due to interest income received the prior year in connection with the loan made by the Partnership to the retail center in Westminster, Maryland that was paid in full on September 13, 2004. The increase in net investment income for the three months ended June 30, 2005 was primarily due to decreased expenses at the retail property in Ocean City, Maryland. Partially offsetting the gain was the interest income received the prior year at the retail center in Westminster, Maryland as discussed above. Unrealized Gain/(Loss)

The retail properties recorded an aggregate unrealized gain of $1.0 million for the six months ended June 30, 2005, compared to an unrealized gain of $3.2 million for the prior year period. The unrealized gain was primarily due to continued investor demand at the retail centers in Hampton, Virginia and Ocean City, Maryland that recorded a combined unrealized gain of $2.1 million. Partially offsetting these gains was an unrealized loss of $1.0 million recorded at the retail centers located in Kansas City, Kansas and Missouri due to increased vacancy and near-term lease expirations and $0.1 million recorded at the retail center in Roswell, Georgia.

The retail properties recorded an aggregate unrealized loss of $0.2 million for the three months ended June 30, 2005, compared to an unrealized gain of $1.7 million for the prior year period. The unrealized loss was primarily due to a decrease in value recorded at the retail centers located in Kansas City, Kansas and Missouri as discussed above. Partially offsetting the loss were unrealized gains of $0.3 million recorded at the retail center in Roswell, Georgia and $0.5 million recorded at the retail center in Ocean City, Maryland.

INDUSTRIAL PROPERTIES

                                       NET           NET
                                   INVESTMENT     INVESTMENT     UNREALIZED     UNREALIZED
                                   INCOME/LOSS   INCOME/LOSS     GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY       OCCUPANCY
PROPERTY                              2005           2004           2005           2004           2005            2004
--------                           ----------      ---------     ----------    -----------      ---------       ---------
SIX MONTHS ENDING JUNE 30,
Aurora, CO....................    $  248,360     $  319,438     $  995,760     $   13,441          81%            88%
Bolingbrook, IL...............            --          2,603             --             --         Sold September 2002
Salt Lake City, UT............            --         (1,340)            --             --          Sold January 2003
                                  ----------     ----------     ----------     ----------
                                  $  248,360     $  320,701     $  995,760     $   13,441
                                  ----------     ----------     ----------     ----------
THREE MONTHS ENDING JUNE 30,
Aurora, CO....................    $  128,395     $  174,026     $     (172)    $   21,947
Bolingbrook, IL...............            --             --             --             --
Salt Lake City, UT............            --         (1,111)            --             --
                                  ----------     ----------     ----------     ----------
                                  $  128,395     $  172,915     $     (172)    $   21,947
                                  ----------     ----------     ----------     ----------

                              NET INVESTMENT INCOME


Net investment income for the Partnership's industrial property was $0.2 million for the six months ended June 30, 2005, a decrease of $0.1 million from the prior year period. Net investment income for the Partnership's industrial property was $0.1 million for the three months ended June 30, 2005, a decrease of $0.1 million from the prior year period. The decrease was primarily due to lower occupancy, as a result of a lease termination in 2004.

                             UNREALIZED GAIN/(LOSS)


The Aurora, Colorado industrial property owned by the Partnership recorded an unrealized gain of approximately $1.0 million for the six months ended June 30, 2005. The unrealized gain was primarily due to continuing investor demand for this product type.

HOTEL PROPERTY

                                       NET           NET
                                   INVESTMENT     INVESTMENT     UNREALIZED     UNREALIZED
                                   INCOME/LOSS   INCOME/LOSS     GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY       OCCUPANCY
PROPERTY                              2005           2004           2005           2004           2005            2004
--------                           ----------      ---------     ----------    -----------      ---------       ---------
SIX MONTHS ENDING JUNE 30,
Lake Oswego, OR ..............      $386,454       $175,683       $673,812      $(116,128)         72%            68%
THREE MONTHS ENDING JUNE 30,
Lake Oswego, OR ..............      $216,918       $115,952       $224,895      $(165,111)

                              NET INVESTMENT INCOME

Net investment income for the Partnership's hotel property was $0.4 million for the six months ended June 30, 2005, an increase of $0.2 million from the prior year period. Net investment income for the Partnership's hotel property was $0.2 million for the three months ended June 30, 2005, an increase of $0.1 million from the prior year period. The increase was primarily attributed to reduced expenses and higher average daily rates generated at the hotel for the first six months ended June 30, 2005 compared to the prior year period.

                             UNREALIZED GAIN/(LOSS)

The Lake Oswego, Oregon hotel property owned by the Partnership recorded an unrealized gain of $0.7 million for the six months ended June 30, 2005, compared to an unrealized loss of $0.1 million for the prior year period. The Partnership's hotel property recorded an unrealized gain of $0.2 million for the three months ended June 30, 2005, compared to an unrealized loss of $0.2 million for the prior year period. The increase for both periods was primarily due to strengthening market fundamentals.

OTHER

Other net investment income increased $0.2 million during the six months ended June 30, 2005 from the prior year period. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

(c) INFLATION

The Partnership's leases with a majority of its commercial tenants provide for recoveries of expenses based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership's exposure to increases in operating costs resulting from inflation.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the unaudited
Financial   Statements   of  the   Account  and  the   Partnership   may  change
significantly.

The following sections discuss critical accounting policies applied in preparing the unaudited financial statements of the Account and the Partnership that are most dependent on the application of estimates and assumptions.

VALUATION OF INVESTMENTS

REAL ESTATE INVESTMENTS -- The Partnership's investments in real estate are initially carried at their purchase price. Subsequently, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter, with independent updates quarterly. The Chief Real Estate Appraiser of PIM is responsible to assure that the valuation process provides objective and reasonable market value estimates. The market value of real estate investments does not reflect transaction sale costs, which may be incurred upon disposition of real estate investments.

The purpose of an appraisal is to estimate the market value of real estate as of a specific date. Market value has been defined as the most probable price for which the appraised real estate will sell in a competitive market under all conditions requisite for a fair sale, with the buyer and seller each acting prudently, knowledgeably, and in their self interest, and assuming that neither is acting under duress.

Unconsolidated real estate partnerships are valued at the Partnership's equity in net assets, as reflected in the partnership's financial statements, with properties valued as described above.

Mortgage  and other loans  receivable,  which are  accounted  for as loans,  are
independently   valued  according  to  the  same  appraisal   process  as  other
investments in real estate.

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process, except for other real estate investments, which are determined as stated above. These estimated market values may vary significantly from the prices at which the real estate investments would sell because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of June 30, 2005 and June 30, 2004.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK -- The Partnership's exposure to market rate risk for changes in interest rates relates to approximately 38.86% (as of June 30, 2005) of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at June 30, 2005:

                                                                     ESTIMATED MARKET
                                                                           VALUE           AVERAGE
                                                       MATURITY       (IN $ MILLIONS)   INTEREST RATE
                                                    ------------     -----------------  ----------------
Cash and Cash equivalents...................          0-3 months          $32.8             2.66%

The table below discloses the Partnership's debt as of June 30, 2005. All of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

                                                           MATURITY DATES
                                       ---------------------------------------------------------------
DEBT (IN $ THOUSANDS),             7/1/2005-                                                                      ESTIMATED
INCLUDING CURRENT PORTION         12/31/2005     2006     2007        2008       2009      THEREAFTER    TOTAL   FAIR VALUE
-------------------------         ----------    -----    ------      ------     ------     -----------  --------  -----------
Average Fixed Interest Rate....      5.20%       5.20%     5.18%       4.99%       5.20%       6.75%       6.17%
Fixed Rate ....................      $196        $550      $589     $26,092      $8,746      $7,284     $43,457     $43,085
Variable Rate .................        --          --        --          --          --          --          --          --
                                  ------------------------------------------------------------------------------------------
Total Mortgage Loans Payable ..      $196        $550      $589     $26,092      $8,746      $7,284     $43,457     $43,085
                                  ------------------------------------------------------------------------------------------

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account, which would adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      31.1    Section 302 Certification of the Chief Executive Officer.

      31.2    Section 302 Certification of the Chief Financial Officer.

      32.1    Section 906 Certification of the Chief Executive Officer.

      32.2    Section 906 Certification of the Chief Financial Officer.

Schedules are omitted because they are either inapplicable, or the information required therein is included in the notes to the unaudited financial statements included herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
                                  IN RESPECT OF
             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT


Date:   August 15, 2005               By: /s/ Richard J. Carbone
                                          ------------------------
                                              Richard J. Carbone
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Authorized Signatory and
                                              Principal Financial Officer)

      EXHIBIT INDEX

      EXHIBIT NUMBER AND DESCRIPTION

      31.1    Section 302 Certification of the Chief Executive Officer.

      31.2    Section 302 Certification of the Chief Financial Officer.

      32.1    Section 906 Certification of the Chief Executive Officer.

      32.2    Section 906 Certification of the Chief Financial Officer.