Form 10-Q
period 2007-09-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2007-11-13
CIK 846581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS September 30, 2007 and December 31, 2006
	September 30, 2007
	(unaudited)	December 31, 2006

ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$98,972,771	$92,863,117

Net Assets	$98,972,771	$92,863,117

NET ASSETS, representing:
Equity of contract owners	$72,032,289	$68,090,994
Equity of The Prudential Insurance Company of America	26,940,482	24,772,123

	$98,972,771	$92,863,117

Units outstanding	36,317,133	36,089,056

Portfolio shares held	2,741,864	2,741,864
Portfolio net asset value per share	$36.10	$33.87

STATEMENTS OF OPERATIONS For the nine and three months ended September 30, 2007 and 2006

	1/1/2007-9/30/2007	1/1/2006-9/30/2006	7/1/2007-9/30/2007	7/1/2006-9/30/2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME
Net investment income from Partnership operations	$3,668,668	$3,300,451	$1,357,587	$1,263,183

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	416,574	377,213	141,718	129,853

NET INVESTMENT INCOME	3,252,094	2,923,238	1,215,869	1,133,330

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	2,154,066	5,801,859	(163,197)	598,533
Net realized gain (loss) on sale of investments in Partnership	286,920	27,478	(21,249)	2

NET GAIN (LOSS) ON INVESTMENTS	2,440,986	5,829,337	(184,446)	598,535

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,693,080	$8,752,575	$1,031,423	$1,731,865

STATEMENTS OF CHANGES IN NET ASSETS For the nine and three months ended September 30, 2007 and 2006

	1/1/2007-9/30/2007	1/1/2006-9/30/2006	7/1/2007-9/30/2007	7/1/2006-9/30/2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATIONS
Net investment income	$3,252,094	$2,923,238	$1,215,869	$1,133,330
Net change in unrealized gain (loss) on investments in Partnership	2,154,066	5,801,859	(163,197)	598,533
Net realized gain (loss) on sale of investments in Partnership	286,920	27,478	(21,249)	2

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	5,693,080	8,752,575	1,031,423	1,731,865

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(129,104)	(1,011,353)	(509,942)	(346,997)
Net contributions (withdrawals) by The Prudential Insurance Company of America	545,678	(993,170)	651,660	(1,904,883)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	416,574	(2,004,523)	141,718	(2,251,880)

TOTAL INCREASE (DECREASE) IN NET ASSETS	6,109,654	6,748,052	1,173,141	(520,015)
NET ASSETS
Beginning of period	92,863,117	83,277,385	97,799,630	90,545,452

End of period	$98,972,771	$90,025,437	$98,972,771	$90,025,437

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2007
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
The interim financial data as of September 30, 2007 and for the nine and three months ended September 30, 2007 and 2006 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
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
The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At September 30, 2007 and December 31, 2006 the Account’s interest in the Partnership was 40.6% or 2,741,864 shares.

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
Net contract owner withdrawals for the real estate investment option in Prudential’s variable insurance and variable annuity products for the nine months ended September 30, 2007 and 2006, were as follows:

	Nine Months Ended September 30,
	(Unaudited)
	2007	2006

PDISCO+/VIP	$(2,419)	$(375,877)
PVAL/PVAL $100,000+ face value	(126,685)	(635,476)

TOTAL	$(129,104)	$(1,011,353)

Note 6:	Partnership Distributions
As of September 30, 2007, the Partnership had made no current year distributions. For the year ended December 31, 2006, the Partnership made distributions of $6 million. The Account’s share of these distributions was $2.4 million.

Note 7:	Unit Information
Outstanding units and unit values at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)

Units Outstanding:	36,317,133	36,089,056
Unit Value:	2.57408 to 2.84537	2.43678 to 2.68168

Note 8:	Financial Highlights
The range of total return for the nine months ended September 30, 2007 and 2006 was as follows:

	Nine Months Ended
	September 30,
	(Unaudited)
	2007	2006
Total Return	5.63% to 6.10%	9.98% to 10.46%

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2007
	(Unaudited)	December 31, 2006
ASSETS
REAL ESTATE INVESTMENTS – At estimated market value:
Real estate and improvements (cost: 9/30/2007 – $232,183,894; 12/31/2006 – $199,124,056)	$249,555,306	$214,444,568
Real estate partnerships and preferred equity investments (cost: 9/30/2007 – $14,576,963; 12/31/2006 – $22,334,823)	14,576,963	17,941,039
Other real estate investments (cost: 9/30/2007 – $3,137,949; 12/31/2006 – $2,857,851)	3,137,949	2,857,851

Total real estate investments	267,270,218	235,243,458

CASH AND CASH EQUIVALENTS	17,304,021	33,399,532
OTHER ASSETS, NET	3,100,642	3,493,829

Total assets	287,674,881	272,136,819

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$32,273,790	$32,710,488
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,683,488	3,091,930
DUE TO AFFILIATES	865,090	789,889
OTHER LIABILITIES	991,218	876,487
MINORITY INTEREST	5,883,820	5,751,441

Total liabilities	43,697,406	43,220,235

COMMITMENTS AND CONTINGENCIES
PARTNERS’ EQUITY	243,977,475	228,916,584

Total liabilities and partners’ equity	$287,674,881	$272,136,819

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,758,960

SHARE VALUE AT END OF PERIOD	$36.10	$33.87

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
INVESTMENT INCOME:
Revenue from real estate and improvements	$20,752,762	$18,839,045	$7,545,286	$6,793,128
Equity in income of real estate partnerships	882,293	646,978	254,645	314,399
Interest and equity income on mortgage and other loans receivable	—	125,510	—	—
Income from other real estate investments	280,098	125,172	94,392	94,392
Interest on short-term investments	1,293,428	1,456,221	340,171	461,595

Total investment income	23,208,581	21,192,926	8,234,494	7,663,514

INVESTMENT EXPENSES:
Operating	5,137,964	4,713,495	1,755,099	1,693,204
Investment management fee	2,492,126	2,298,695	851,683	793,607
Real estate taxes	1,656,843	1,627,836	602,234	564,428
Administrative	3,218,654	2,820,122	1,181,123	921,392
Interest expense	1,575,492	1,372,094	446,379	446,825
Minority interest	83,878	220,627	51,391	128,901

Total investment expenses	14,164,957	13,052,869	4,887,909	4,548,357

NET INVESTMENT INCOME	9,043,624	8,140,057	3,346,585	3,115,157

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	18,353,122	67,770	—	—
Less: Cost of real estate investments sold	19,026,181	—	52,381	—
Realization of prior periods’ unrealized gain (loss) on real estate investments sold	(1,380,344)	—	—	—

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	707,285	67,770	(52,381)	—

Change in unrealized gain (loss) on real estate investments	5,064,340	16,401,107	(1,004,324)	1,430,286
Less: Minority interest change in unrealized gain(loss) on real estate investments	(245,642)	2,090,356	(602,027)	(46,520)

Net unrealized gain (loss) on real estate investments	5,309,982	14,310,751	(402,297)	1,476,806

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	6,017,267	14,378,521	(454,678)	1,476,806

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$15,060,891	$22,518,578	$2,891,907	$4,591,963

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$9,043,624	$8,140,057
Net gain (loss) realized on real estate investments sold	707,285	67,770
Net unrealized gain (loss) from real estate investments	5,309,982	14,310,751

Increase (decrease) in net assets resulting from operations	15,060,891	22,518,578
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals	—	(6,000,000)

Increase (decrease) in net assets resulting from capital transactions	—	(6,000,000)

INCREASE (DECREASE) IN NET ASSETS	15,060,891	16,518,578
NET ASSETS – Beginning of period	228,916,584	205,402,851

NET ASSETS – End of period	$243,977,475	$221,921,429

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$15,060,891	$22,518,578
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	(6,017,267)	(14,378,521)
Amortization of deferred financing costs	258,751	—
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	20,063	(59,755)
Minority interest in consolidated partnerships	83,878	220,627
Bad debt expense	67,818	116,285
(Increase) decrease in accrued interest included in other real estate investments	(280,098)	(125,172)
(Increase) decrease in:
Other assets	66,618	(589,493)
Increase (decrease) in:
Accounts payable and accrued expenses	591,558	680,428
Due to affiliates	75,201	46,089
Other liabilities	114,731	239,715

Net cash flows from (used in) operating activities	10,042,144	8,668,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	18,353,122	67,770
Acquisition of real estate and improvements	(42,209,760)	(12,159,443)
Additions to real estate and improvements	(2,138,462)	(1,310,684)
Contributions to real estate partnerships	—	(7,289,487)
Return of investment in real estate partnerships	—	3,620,455
Collection of mortgage loan receivable	—	4,277,769
Origination of other real estate investments	—	(2,638,287)

Net cash flows from (used in) investing activities	(25,995,100)	(15,431,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	—	(6,000,000)
Principal payments on investment level debt	(436,698)	(407,729)
Contributions from minority interest partners	294,143	—
Distributions to minority interest partners	—	(65,391)

Net cash flows from (used in) financing activities	(142,555)	(6,473,120)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,095,511)	(13,236,246)
CASH AND CASH EQUIVALENTS – Beginning of period	33,399,532	45,467,485

CASH AND CASH EQUIVALENTS – End of period	$17,304,021	$32,231,239

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,317,281	$1,341,565

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

			September 30, 2007
			Total Rentable
			Square Feet	September 30, 2007
			Unless Otherwise	(Unaudited)		December 31, 2006
	September 30, 2007		Indicated		Estimated		Estimated
Property Name	Ownership	City, State	(Unaudited)	Cost	Market Value	Cost	Market Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$24,561,578	$11,500,000	$24,517,391	$10,700,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,356,027	13,800,000	12,091,490	12,500,000
Westpark	WO	Nashville, TN	97,199	11,307,881	12,800,000	11,033,804	12,800,000
Financial Plaza	WO	Brentwood, TN	98,049	12,358,189	13,700,000	12,333,152	13,500,000

		Offices % as of 9/30/2007	21%	60,583,675	51,800,000	59,975,837	49,500,000
APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	19,389,939	20,800,000	18,918,016	20,100,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,327,426	19,800,000	16,287,767	20,400,000
The Reserve	WO	Charlotte, NC	140 Units	13,534,750	13,534,750	—	—
Broadstone Crossing	WO	Austin, TX	225 Units	22,716,166	26,100,000	—	—

		Apartments % as of 9/30/2007	33%	71,968,281	80,234,750	35,205,783	40,500,000
RETAIL
King’s Market	WO	Rosewell, GA	314,358	37,865,762	28,300,000	37,775,326	28,400,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,046,356	26,200,000	18,042,611	26,000,000
White Marlin Mall	CJV	Ocean City, MD	186,016	16,391,027	23,000,000	15,538,779	22,900,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	178,716	178,716	7,816,531	3,422,747
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	12,403,221	18,061,712	12,358,340	17,744,568
Hartnett Crossing	CJV	Dunn, NC	193,235	5,958,844	5,958,844	—	—
CARS Preferred Equity	PE	Various	N/A	14,398,247	14,398,247	14,518,292	14,518,292

		Retail % as of 9/30/2007	48%	105,242,173	116,097,519	106,049,879	112,985,607
INDUSTRIAL
Smith Road	WO	Aurora, CO	Sold	—	—	11,286,560	14,300,000

		Industrial % as of 9/30/2007	0%	—	—	11,286,560	14,300,000
HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	8,966,728	16,000,000	8,940,820	15,100,000

		Hotel % as of 9/30/2007	7%	8,966,728	16,000,000	8,940,820	15,100,000
OTHER REAL ESTATE INVESTMENTS
Westminster East	Eloan	Westminster, MD		3,137,949	3,137,949	2,857,851	2,857,851

		Other Real Estate
		Investments % as of
		9/30/2007	1%	3,137,949	3,137,949	2,857,851	2,857,851
Total Real Estate Investments as a Percentage of Net Assets as of 9/30/2007			110%	249,898,806	267,270,218	224,316,730	235,243,458

WO – Wholly Owned Investment
CJV – Consolidated Joint Venture
EJV – Joint Venture Investment accounted for under the equity method
PE – Preferred equity investments accounted for under the equity method
Eloan – Mezzanine loan accounted for under the equity method
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		September 30, 2007
		(Unaudited)		December 31, 2006
			Estimated		Estimated
	Face Amount	Cost	Market Value	Cost	Market Value
CASH AND CASH EQUIVALENTS — Percentage of Net Assets			7.1%		14.6%
Federal Home Loan Bank, 0 coupon bond, October 1, 2007	$5,403,000	$5,403,000	$5,403,000	$7,245,028	$7,245,028
Federal Home Loan Bank, 0 coupon bond, October 9, 2007	9,990,000	9,990,000	9,990,000	24,914,167	24,914,167

Total Cash Equivalents		15,393,000	15,393,000	32,159,195	32,159,195
Cash		1,911,021	1,911,021	1,240,337	1,240,337

Total Cash and Cash Equivalents		$17,304,021	$17,304,021	$33,399,532	$33,399,532

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2007 and 2006
(Unaudited)
Note 1:	Summary of Significant Accounting Policies and Pronouncements

The accompanying unaudited consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the audited consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the year ended December 31, 2006.

Real estate investments are reported at their estimated fair market values.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R”) that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (the “Audit Guide”). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

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

The Partnership adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 as of January 1, 2007. This interpretation prescribes a comprehensive model for how a partnership should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the partnership has taken or expects to take on a tax return. The adoption of FIN 48 had no effect to the financial position and result of operations of the Partnership.

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
September 30, 2007 and 2006
(Unaudited)
Note 1:	Summary of Significant Accounting Policies and Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides partnerships with an option to report selected financial assets and liabilities at fair value.

SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership plans to adopt this guidance effective January 1, 2008. The Partnership is currently assessing the impact of SFAS 157 and SFAS 159 on the Partnership’s financial position and results of operations.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). The SOP was supposed to be effective for fiscal years beginning on or after December 15, 2007, however FASB has deferred the effective date while addressing implementation issues. The Partnership is awaiting the final determination from the FASB in order to evaluate the impact on the Partnership’s financial position and results of operations.

Note 2:	Related Party Transactions

Pursuant to an investment management agreement, Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc. (“PFI”), charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2007 and 2006 investment management fees incurred by the Partnership were $2,492,126 and $2,298,695, respectively. For the three months ended September 30, 2007 and 2006 investment management fees incurred by the Partnership were $851,683 and $793,607, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the nine months ended September 30, 2007 and 2006 were $87,122 and $98,197, respectively, and are classified as administrative expense in the Consolidated Statements of Operations. The amounts incurred for the three months ended September 30, 2007 and 2006 were $29,041 and $36,732, respectively, and are classified as administrative expense in the Consolidated Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2007 and 2006
(Unaudited)
Note 4: Financial Highlights

	For The Nine Months Ended September 30,
	2007	2006	2005	2004	2003
Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$33.87	$29.59	$26.15	$24.66	$24.11
Income From Investment Operations:
Investment income, before management fee	1.71	1.50	1.22	1.04	1.12
Investment Management fee	(0.37)	(0.33)	(0.29)	(0.27)	(0.24)
Net realized and unrealized gain (loss) on investments	0.89	2.07	2.05	0.82	(0.84)

Net Increase in Net Assets Resulting from Operations	2.23	3.24	2.98	1.59	0.04

Net Asset Value, end of period	$36.10	$32.83	$29.13	$26.25	$24.15

Total Return, before Management Fee (a):	7.70%	12.14%	12.58%	7.58%	1.15%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$244	$222	$208	$193	$185
Ratios to average net assets (b):
Total Portfolio Level Expenses	1.15%	1.15%	1.10%	1.06%	1.00%
Investment Income before Management Fee	5.02%	4.87%	3.04%	4.13%	4.62%

(a)	Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:
Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions – Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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
(a) Liquidity and Capital Resources
As of September 30, 2007, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $17.3 million, a decrease of approximately $16.1 million from $33.4 million at December 31, 2006. The decrease was primarily due to the acquisition of the Partnership’s retail investment in Dunn, North Carolina and the apartment investments in Charlotte, North Carolina and Austin, Texas, as described below. Partially offsetting this decrease was the sale of the Partnership’s industrial investment in Aurora, Colorado and the retail investment in Kansas City, Kansas, as described below. In addition, sources of liquidity included net cash flow from property operations. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of September 30, 2007, approximately 6% of the Partnership’s total assets consisted of cash and cash equivalents.
Dispositions for the nine months ended September 30, 2007 included the sale of two properties. On February 7, 2007 the Partnership’s industrial property located in Aurora, Colorado was sold, resulting in net proceeds of approximately $14.7 million to the Account. On June 29, 2007 the Partnership sold the retail investment in Kansas City, Kansas, which resulted in net proceeds of $3.7 million after the repayment of debt.
Acquisitions for the nine months ended September 30, 2007 included the purchase of three properties. In May, the Partnership invested $22.7 million to acquire the 225-unit garden apartment property located in Austin, Texas. In August, the Partnership made a contribution of $5.9 million to fund the purchase of a 192,235 square foot neighborhood/community shopping center located in Dunn, North Carolina. In September, the Partnership invested $13.6 million to acquire the 140-unit garden apartment property located in Charlotte, North Carolina.
During the nine months ended September 30, 2007, the Partnership spent approximately $2.1 million on capital improvements to various existing properties. Approximately $0.9 million was associated with redevelopment expenses at the retail property in Ocean City, Maryland, approximately $0.5 million funded the renovation of an apartment property in Atlanta, Georgia, and approximately $0.3 million was associated with capital improvements at the office properties in Brentwood, Tennessee. The remaining $0.5 million was associated with minor capital improvements and transaction costs related to leasing expenses of various other properties.

(b) Results of Operations
The following is a comparison of the Partnership’s results of operations for the nine and three-month periods ended September 30, 2007 and 2006.
Net Investment Income Overview
The Partnership’s net investment income for the nine months ended September 30, 2007 was approximately $9.0 million, an increase of approximately $0.9 million from the prior year period. The office, apartment and retail sector investments posted increases of approximately $0.3 million, $0.5 million and $0.9 million, respectively, from the prior year period. Offsetting this increase was a decrease in net investment income in the industrial sector investment of approximately $0.6 million from the prior year period. In addition, other net investment income decreased approximately $0.3 million from the prior year period. The components of this net investment income are discussed below by property type.
The Partnership’s net investment income for the quarter ended September 30, 2007 was approximately $3.3 million, an increase of approximately $0.2 million from the prior year period. The office and apartment sector investments posted increases of approximately $0.1 million and $0.4 million, respectively, from the prior year period. Net investment income for the retail and hotel sector investments remained unchanged from the prior year period. Offsetting this increase was a decrease in net investment income in the industrial sector investment of approximately $0.2 million from the prior year period. In addition, other net investment income decreased approximately $0.2 million, from the prior year period. The components of this net investment income are discussed below by property type.
Valuation Overview
The Partnership recorded an aggregate net realized gain of approximately $0.7 million for the nine months ended September 30, 2007, compared to an aggregate net realized gain of approximately $0.1 million for the prior year period. The aggregate net realized gain of approximately $0.7 million for the nine months ended September 30, 2007 was attributable to the retail and industrial sector investments. The partnership recorded an aggregate net realized loss of approximately $0.1 million for the quarter ended September 30, 2007, compared to no net realized gain or loss for the prior year period. The aggregate net realized loss of approximately $0.1 million for the quarter ended September 30, 2007 was attributable to the retail sector investments. The components of these valuation gains and/or losses are discussed below by property type.
The Partnership recorded an aggregate net unrealized gain of approximately $5.3 million for the nine months ended September 30, 2007, compared to an aggregate net unrealized gain of approximately $14.3 million for the prior year period. The Partnership recorded an aggregate net unrealized loss of approximately $0.4 million for the three months ended September 30, 2007, compared to an aggregate net unrealized gain of approximately $1.5 million for the prior year period. The aggregate net unrealized gain for the nine months ended September 30, 2007 was attributable to valuation gains in the office, apartment and hotel sector investments that recorded gains of approximately $1.7 million, $3.0 million and $0.7 million respectively. Partially offsetting the aggregated net unrealized gain was the loss of $0.1 million in the retail sector investments. The aggregate net unrealized loss for the three months ended September 30, 2007 was the result of recorded losses in the retail and hotel sector investments of approximately $1.8 million and $0.3 million, respectively. Partially offsetting these losses included valuation gains of approximately $1.2 million in the office sector investments and $0.5 million in the apartment sector investments. The components of these valuation gains and/or losses are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the nine and three-month periods ended September 30, 2007 and 2006:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Investment Income:
Office properties	$2,850,757	$2,503,937	$1,004,205	$852,401
Apartment properties	1,278,936	779,306	640,578	236,838
Retail properties	5,276,342	4,426,107	1,824,046	1,778,777
Industrial property	14,363	578,378	(1,595)	199,418
Hotel property	979,791	963,740	453,390	430,337
Land	—	(43,508)	—	—
Other (including interest income, investment mgt fee, etc.)	(1,356,565)	(1,067,903)	(574,039)	(382,614)

Total Net Investment Income	$9,043,624	$8,140,057	$3,346,585	$3,115,157

Net Realized Gain (Loss) on Real Estate Investments:
Apartment properties	—	70,689	—	—
Retail properties	361,453	—	(52,381)	—
Land	—	(2,919)	—	—
Industrial property	345,832	—	—	—

Total Net Realized Gain (Loss) on Real Estate Investments	707,285	67,770	(52,381)	—

Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	1,692,160	2,493,348	1,153,887	305,619
Apartment properties	2,972,253	797,104	542,403	(208,560)
Retail properties	(53,704)	5,758,846	(1,766,903)	572,084
Industrial property	—	1,463,579	—	840,782
Hotel property	699,273	3,797,874	(331,684)	(33,119)

Total Net Unrealized Gain (Loss) on Real Estate Investments	5,309,982	14,310,751	(402,297)	1,476,806

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$6,017,267	$14,378,521	($454,678)	$1,476,806

OFFICE PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Nine Months Ended September 30,	2007	2006	2007	2006	2007	2006

Property
Lisle, IL	$420,962	$324,823	$755,813	$292,021	61%	38%
Brentwood, TN	842,377	756,318	(274,078)	(299,760)	100%	100%
Oakbrook Terrace, IL(1)	—	1,323	—	—	N/A	N/A
Beaverton, OR	782,795	679,636	1,035,463	1,901,087	91%	76%
Brentwood, TN	804,623	741,837	174,962	600,000	100%	100%

	$2,850,757	$2,503,937	$1,692,160	$2,493,348

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)
Three Months Ended September 30,	2007	2006	2007	2006

Property
Lisle, IL	$202,520	$138,253	$(32,613)	$(307,979)
Brentwood, TN	287,843	266,463	(104,620)	(167,389)
Beaverton, OR	268,880	213,570	792,313	780,987
Brentwood, TN	244,962	234,115	498,807	—

	$1,004,205	$852,401	$1,153,887	$305,619

(1)	The Oakbrook Terrace, Illinois office property was sold on June 8, 2005 but certain post-closing adjustments were recognized during the nine months ended September 30, 2006.
Net Investment Income
Net investment income for the Partnership’s office properties was approximately $2.9 million for the nine months ended September 30, 2007, an increase of approximately $0.4 million from the prior year period. Net investment income for the Partnership’s office properties was approximately $1.0 million for the quarter ended September 30, 2007, an increase of approximately $0.1 million from the prior year period. The increase for both the nine and three month periods ended September 30, 2007 was primarily due to increased occupancy at the properties in Lisle, Illinois and Beaverton, Oregon and increased rents at the properties in Brentwood, Tennessee.
Unrealized Gain/(Loss)
The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $1.7 million for the nine months ended September 30, 2007, compared to an aggregate net unrealized gain of approximately $2.5 million for the prior year period. The aggregate net unrealized gain of approximately $1.7 million for the nine months ended September 30, 2007 was primarily due to improving market conditions and increased occupancies at the properties in Lisle, Illinois and Beaverton, Oregon. Partially offsetting these unrealized gains included a net unrealized loss of approximately $0.3 million at the property in Brentwood, Tennessee due to capital improvements that did not translate into valuation gains.
The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $1.2 million during the quarter ended September 30, 2007, compared to an aggregate net unrealized gain of approximately $0.3 million for the prior year period. The net unrealized gain of approximately $1.2 million for the quarter ended September 30, 2007 was primarily due to continued improving market conditions at the property in Beaverton, Oregon and Brentwood, Tennessee. Partially offsetting these unrealized gains were unrealized losses recorded at the properties in Brentwood, Tennessee and Lisle, Illinois due to capital improvements that did not translate into valuation gains.

APARTMENT PROPERTIES

				Realized /
	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Nine Months Ended September 30,	2007	2006	2007	2006	2007	2006

Property
Atlanta, GA	$250,388	$351,593	$228,077	$170,649	92%	95%
Raleigh, NC	445,473	437,763	(639,658)	626,455	96%	90%
Gresham/Salem, OR(1)	—	(10,050)	—	169	N/A	N/A
Jacksonville, FL(2)	17,342	—	—	70,520	N/A	N/A
Austin, TX(3)	508,926	—	3,383,834	—	94%	N/A
Charlotte, NC(4)	56,807	—	—	—	95%	N/A

	$1,278,936	$779,306	$2,972,253	$867,793

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)
Three Months Ended September 30,	2007	2006	2007	2006

Property
Atlanta, GA	$96,019	$114,657	$384,959	$(137,072)
Raleigh, NC	194,479	122,231	167,444	(71,488)
Gresham/Salem, OR (1)	—	(50)	—	—
Austin, TX (3)	293,273	—	(10,000)	—
Charlotte, NC (4)	56,807	—	—	—

	$640,578	$236,838	$542,403	$(208,560)

(1)	The Gresham, Oregon and Salem, Oregon apartment properties were sold on August 10, 2005 and March 10, 2005, respectively, but certain post-closing adjustments were recognized during the nine and three month periods ended September 30, 2006.

(2)	The Jacksonville, Florida apartment property was sold on November 30, 2005 but certain post-closing adjustments were recognized during the nine months ended September 30, 2007.

(3)	Net investment income for the nine and three month periods ended September 30, 2007 reflects partial period results for the Austin, Texas apartment property that was acquired on May 8, 2007.

(4)	Net investment income for the nine and three month periods ended September 30, 2007 reflects partial period results for the Charlotte, North Carolina apartment property that was acquired on September 6, 2007.
Net Investment Income
Net investment income for the Partnership’s apartment properties was approximately $1.3 million for the nine months ended September 30, 2007, an increase of approximately $0.5 million from the prior year period. Net investment income for the Partnership’s apartment properties was approximately $0.6 million for the three months ended September 30, 2007, an increase of approximately $0.4 million from the prior year period. The increase in net investment income for both the nine and three month periods ended September 30, 2007 was primarily due to the acquisition of the apartment properties in Austin, Texas and Charlotte, North Carolina and favorable market conditions in Raleigh, North Carolina.
Total Realized and Unrealized Gain/Loss
The apartment properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $3.0 million for the nine months ended September 30, 2007, compared to an aggregate net realized and unrealized gain of approximately $0.9 million for the prior year period. The apartment properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $0.5 million for the quarter ended September 30, 2007, compared to an aggregate net unrealized loss of approximately $0.2 million for the prior year period. The aggregate net unrealized gain for the nine-month period ended September 30, 2007 was primarily due to the acquisition of the apartment property in Austin, Texas at cost, which resulted in $3.4 million in valuation gains and improving market conditions at the apartment property in Atlanta, Georgia. The aggregate unrealized gain for the three months ended September 30, 2007 were a result of continued improving market conditions at the apartment properties in Atlanta, Georgia and Raleigh, North Carolina.

RETAIL PROPERTIES

			Realized/	Realized/
	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Nine Months Ended September 30,	2007	2006	2007	2006	2007	2006

Property
Roswell, GA	$1,584,095	$1,573,010	$(190,435)	$1,101,171	94%	95%
Kansas City, KS; MO(1)	158,663	(56,085)	361,453	(345,788)	N/A	91%
Hampton, VA	973,673	983,373	196,255	(105,132)	100%	100%
Ocean City, MD	605,871	645,473	(336,204)	122,365	89%	84%
Westminster, MD(2)	1,171,141	464,981	272,262	4,986,230	100%	98%
Westminster, MD(3)	—	124,362	—	—	N/A	N/A
Dunn, NC(4)	62,983	—	4,418	—	90%	N/A
CARS Preferred Equity(5)	719,916	690,993	—	—	N/A	N/A

	$5,276,342	$4,426,107	$307,749	$5,758,846

			Realized/	Realized/
	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)
Three Months Ended September 30,	2007	2006	2007	2006

Property
Roswell, GA	$532,486	$533,961	$(1,727,833)	$486,624
Kansas City, KS; MO(1)	(3,250)	57,905	(52,381)	117,840
Hampton, VA	322,134	331,673	99,975	—
Ocean City, MD	223,546	243,574	(133,826)	(28,645)
Westminster, MD(2)	431,502	359,841	(9,637)	(3,735)
Dunn, NC(4)	62,984	—	4,418	—
CARS Preferred Equity	254,644	251,823	—	—

	$1,824,046	$1,778,777	$(1,819,284)	$572,084

(1)	Net investment income (loss) for the nine and three month periods ended September 30, 2007 reflects partial period results for the remaining retail property in Kansas City, Kansas that was sold on June 29, 2007. Net investment income for the nine and three month periods ended September 30, 2006 reflects results for all four retail properties located in Kansas City, Kansas and Kansas City, Missouri, prior to the sale of three out of the four centers on May 15, 2006.

(2)	The Westminster, Maryland retail property was acquired on June 13, 2006.

(3)	Mortgage Loan Receivable (mortgage paid in full on March 3, 2006).

(4)	Net investment income for the nine and three month periods ended September 30, 2007 reflects partial period results for the Dunn, North Carolina retail property that was acquired on August 17, 2007.

(5)	Net investment income for the nine months ended September 30, 2006 reflects partial period results for the second funding of the Partnership’s preferred equity investment, which occurred on February 14, 2006.
Net Investment Income/ (Loss)
Net investment income for the Partnership’s retail properties was approximately $5.3 million for the nine months ended September 30, 2007, a net increase of approximately $0.9 million from the prior year period. Net investment income for the Partnership’s retail properties was approximately $1.8 million for the quarter ended September 30, 2007, unchanged from the prior year period. The increase in net investment income for the nine-month period ended September 30, 2007 was primarily due to the additional net investment income generated by the Westminster, Maryland, and Dunn, North Carolina retail properties that were acquired on June 13, 2006, and August 17, 2007, respectively, and reduced expenses at the Kansas City, Kansas retail property.

Total Realized and Unrealized Gain/(Loss)
The retail properties owned by the Partnership recorded an aggregate net realized and unrealized gain of approximately $0.3 million for the nine months ended September 30, 2007, compared to an aggregate net realized and unrealized gain of approximately $5.8 million for the prior year period. The unrealized gain for the nine months ended September 30, 2007 was primarily due to the recognized realized gains of approximately $0.4 million generated by the sale of the Kansas City, Kansas retail property on June 29, 2007 and continued investor demand at the Hampton, Virginia and Westminster, Maryland retail properties. These realized and unrealized gains were partially offset by an unrealized loss of approximately $0.3 million recorded at the retail property in Ocean City, Maryland due to capital expenses including tenant improvements, leasing commissions and other capital costs expended in connection with recent redevelopment and leasing efforts. The retail property in Roswell, Georgia also recorded a loss of approximately $0.2 million as a result of the property’s recent marketing efforts.
The retail properties owned by the Partnership recorded an aggregate net realized and unrealized loss of approximately $1.8 million for the quarter ended September 30, 2007, compared to an aggregate net realized and unrealized gain of approximately $0.6 million the prior year period. The unrealized loss for the quarter ended September 30, 2007 was primarily due to the $1.7 million loss recorded at the retail property in Roswell, Georgia, which reflects offers received in connection with marketing efforts of the property as described above. In addition, redevelopment and leasing expenses amounted to approximately $0.1 million in unrealized losses for the retail property in Ocean City, Maryland. Partially offsetting these unrealized losses was an unrealized gain of approximately $0.1 million at the retail property in Hampton, Virginia due to continued investor demand.
INDUSTRIAL PROPERTY

	Net Investment	Net Investment	Realized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Nine Months Ended September 30,	2007	2006	2007	2006	2007	2006

Property
Aurora, CO (1)	$14,363	$578,378	$345,832	$1,463,579	N/A	85%

	Net Investment	Net Investment	Realized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)
Three Months Ended September 30,	2007	2006	2007	2006

Property
Aurora, CO (1)	$(1,595)	$199,418	$—	$840,782

(1)	Net investment income (loss) for the nine and three month periods ended September 30, 2007 reflects partial period results for the Aurora,Colorado industrial property that was sold on February 7, 2007.
Net Investment Income/(Loss)
Net investment income for the Partnership’s industrial property was minimal for the nine months ended September 30, 2007, reflecting a decrease of approximately $0.6 million from the prior year period. Net investment loss for the Partnership’s industrial property was minimal for the quarter ended September 30, 2007, reflecting a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income for both the nine and three month periods ended September 30, 2007 was primarily due to the loss of rent and certain post closing adjustments at the property as a result of the sale on February 7, 2007.
Total Realized and Unrealized Gain/(Loss)
The industrial property owned by the Partnership recorded a realized gain of approximately $0.3 million for the nine months ended September 30, 2007, compared to an unrealized gain of approximately $1.5 million for the prior year period. The realized gain for the nine-month period ended September 30, 2007 was due to the February 7, 2007 sale at a price above market value.
The industrial property owned by the Partnership recorded no realized gain or loss for the quarter ended September 30, 2007, compared to a net unrealized gain of approximately $0.8 million for the prior year period.

HOTEL PROPERTY

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Nine Months Ended September 30,	2007	2006	2007	2006	2007	2006

Property
Lake Oswego, OR	$979,791	$963,740	$699,273	$3,797,874	77%	78%

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)
Three Months Ended September 30,	2007	2006	2007	2006

Property
Lake Oswego, OR	$453,390	$430,337	$(331,684)	$(33,119)
Net Investment Income
Net investment income for the Partnership’s hotel property was approximately $1.0 million for the nine months ended September 30, 2007, unchanged from the prior year period. Net investment income for the Partnership’s hotel property was approximately $0.5 million for the quarter ended September 30, 2007, also unchanged from the prior year period.
Unrealized Gain/(Loss)
The hotel property owned by the Partnership recorded an unrealized gain of approximately $0.7 million for the nine months ended September 30, 2007, compared to an unrealized gain of approximately $3.8 million for the prior year period.
The hotel property owned by the Partnership recorded an unrealized loss of approximately $0.3 million for the quarter ended September 30, 2007, compared to a minimal unrealized loss during the prior year period. The unrealized loss for the three-month period ended September 30, 2007 reflected increased expense levels for marketing and administration.
Other
Other net investment loss increased by approximately $0.3 million for the nine-month period ended September 30, 2007 from the prior year period. Other net investment loss increased by approximately $0.2 million for the three months ended September 30, 2007, compared to the prior year period. Other net investment income includes interest income from short-term investments and investment management fees, and portfolio level expenses.
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
As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and that the aggregate estimated value of investments in real estate is fairly presented as of September 30, 2007 and September 30, 2006.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk — The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 20.3% of its investment portfolio as of September 30, 2007, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. In accordance with its policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.
     The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at September 30, 2007:

		Estimated Market Value	Weighted Average
	Maturity	(millions)	Interest Rate
Cash and Cash equivalents	0-3 months	$17.3	5.61%
     The table below discloses the Partnership’s debt as of September 30, 2007. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected matu rity dates for the fixed rate debt.

Debt (in $ thousands),								Estimated
including current portion	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Weighted Average Fixed Interest Rate	5.35%	5.74%	6.75%	6.75%	6.75%	6.75%	6.35%
Fixed Rate	$258	$15,984	$9,277	$565	$604	$5,586	$32,274	$32,311
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$258	$15,984	$9,277	$565	$604	$5,586	$32,274	$32,311

     The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e),under the Securities Exchange Act of 1934, as amended as of September 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a — 15(f) and 15d — 15(f), during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described under “—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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
THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
in respect of
The Prudential Variable Contract Real Property Account
(Registrant)

Date: November 12, 2007	By:	/s/ Richard J. Carbone
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)