Form 10-Q
period 2008-03-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2008-05-13
CIK 846581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
(Registrant)
INDEX

Forward-Looking Statement Disclosure
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America, or the “Company”, or the Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; and (15) changes in statutory or accounting principles generally accepted in the United States of America, or “U.S. GAAP”, accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2007 for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
STATEMENTS OF NET ASSETS
March 31, 2008 and December 31, 2007

	March 31, 2008
	(unaudited)	December 31, 2007
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$101,246,634	$100,212,593

Net Assets	$101,246,634	$100,212,593

NET ASSETS, representing:
Equity of contract owners	$71,987,264	$72,012,128
Equity of The Prudential Insurance Company of America	29,259,370	28,200,465

	$101,246,634	$100,212,593

Units outstanding	36,472,291	36,396,005

Portfolio shares held	2,741,864	2,741,864
Portfolio net asset value per share	$36.93	$36.55
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007

	1/1/2008-3/31/2008	1/1/2007-3/31/2007
	(unaudited)	(unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$1,314,215	$1,090,584

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	141,165	135,539

NET INVESTMENT INCOME	1,173,050	955,045

	—	—
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments from Partnership	(280,174)	780,746
Net realized gain (loss) on sale of investments from Partnership	0	141,621

NET GAIN (LOSS) ON INVESTMENTS	(280,174)	922,367

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$892,876	$1,877,412

STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2008 and 2007

	1/1/2008-3/31/2008	1/1/2007-3/31/2007
	(unaudited)	(unaudited)
OPERATIONS
Net investment income	$1,173,050	$955,045
Net change in unrealized gain (loss) on investments in Partnership	(280,174)	780,746
Net realized gain (loss) on sale of investments in Partnership	0	141,621

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	892,876	1,877,412

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(624,482)	3,250
Net contributions (withdrawals) by The Prudential Insurance Company of America	765,647	132,290

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	141,165	135,540

TOTAL INCREASE (DECREASE) IN NET ASSETS	1,034,041	2,012,952

NET ASSETS
Beginning of period	100,212,593	92,863,117

End of period	$101,246,634	$94,876,069

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
March 31, 2008
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
The interim financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Account adopted this guidance effective January 1, 2008. The adoption of SFAS No. 157 has no effect on the Account’s financial position and results of operations. See Note 9 for more information on SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Account adopted this guidance effective January 1, 2008. The Account did not make a fair value option election for its existing debt. The adoption of SFAS No. 159 has no effect on the Account’s financial position and results of operations.

B. Investment in Partnership Interest
The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At March 31, 2008 and December 31, 2007 the Account’s interest in the Partnership was 40.6% or 2,741,864 shares. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.
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
Note 5: Net Contributions (Withdrawals) by Contract Owners
Net contract owner contributions (withdrawals) for the real estate investment option in Prudential’s variable insurance and variable annuity products for the three months ended March 31, 2008 and 2007, were as follows:

	Three Months Ended March 31,
	(Unaudited)
	2008	2007
PVAL/PVAL $100,000+ face value	$(508,799)	$(46,759)
PDISCO+/VIP	(115,683)	50,009

TOTAL	$(624,482)	$3,250

Note 6: Partnership Distributions
As of March 31, 2008, the Partnership had made no current year distributions. For the year ended December 31, 2007, the Partnership made no distributions.
Note 7: Unit Information
Outstanding units and unit values at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)
Units Outstanding:	36,472,291	36,396,005
Unit Value:	2.61737 to 2.90197	2.59836 to 2.87660
Note 8: Financial Highlights
The range of total return for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31, (Unaudited)
	2008	2007
Total Return	0.73% to 0.88%	1.86% to 2.01%

Note 9: Fair Value Disclosure
SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:
Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and should be used to measure fair value whenever available.
Level 2 – Fair value is based on inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data.
Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and based on estimated fair value from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s audited financial statements.
The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of real estate in the market.
In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 under SFAS157 fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.
Table 1:

	($ in 000’s)
	Amounts	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair	for Identical	Observable	Unobservable
	3/31/2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$101,247	$—	$—	$101,247

Total Assets	$101,247	$—	$—	$101,247

Table 2:

	($ in 000’s)
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investment in
	The Prudential
	Variable Contract
	Real Property Partnership	Total

Beginning balance @ 12/31/07	$100,213	$100,213
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	(280)	(280)
Net Investment Income from Partnership operations	1,314	1,314
Acquisition/Additions	—	—
Equity Income	—	—
Distributions	—	—

Ending balance @ 3/31/08	$101,247	$101,247

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(280)	$(280)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2008
	(Unaudited)	December 31, 2007
ASSETS

REAL ESTATE INVESTMENTS — At estimated fair value:
Real estate and improvements (cost: 03/31/2008 - $236,349,852; 12/31/2007 -$233,233,775)	$253,661,712	$251,161,712
Real estate partnerships and preferred equity investments (cost: 03/31/2008 - $14,555,001; 12/31/2007 - $14,523,934)	14,555,001	14,523,934
Other real estate investments (cost: 03/31/2008 - $3,325,707; 12/31/2007 - $3,232,341)	3,325,707	3,232,341

Total real estate investments	$271,542,420	$268,917,987

CASH AND CASH EQUIVALENTS	17,244,462	18,215,871

OTHER ASSETS, NET	3,969,951	3,033,040

Total assets	$292,756,833	$290,166,898

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT	$31,968,048	$32,121,712

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,348,564	2,184,812

DUE TO AFFILIATES	874,929	901,371

OTHER LIABILITIES	883,364	920,454

MINORITY INTEREST	7,099,159	7,004,790

Total liabilities	43,174,064	43,133,139

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY	249,582,769	247,033,759

Total liabilities and partners’ equity	$292,756,833	$290,166,898

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,758,960

SHARE VALUE AT END OF PERIOD	$36.93	$36.55

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
INVESTMENT INCOME:
Revenue from real estate and improvements	$7,614,660	$6,488,231
Equity in income of real estate partnerships	300,449	299,380
Income from other real estate investments	93,366	92,340
Interest on short-term investments	124,243	531,674

Total investment income	8,132,718	7,411,625

INVESTMENT EXPENSES:
Operating	1,723,610	1,723,979
Investment management fee	861,522	810,632
Real estate taxes	734,846	511,886
Administrative	1,111,128	984,469
Interest expense	442,153	677,921
Minority interest	19,791	14,343

Total investment expenses	4,893,050	4,723,230

NET INVESTMENT INCOME	3,239,668	2,688,395

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	—	14,649,241
Less: Cost of real estate investments sold	—	11,286,691
Realization of prior years’ unrealized gain (loss) on real estate investments sold	—	3,013,440

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	—	349,110

Change in unrealized gain (loss) on real estate investments	(616,077)	2,049,817
Less: Minority interest in unrealized gain (loss) on real estate investments	74,581	125,197

Net unrealized gain (loss) on real estate investments	(690,658)	1,924,620

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	(690,658)	2,273,730

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,549,010	$4,962,125

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$3,239,668	$2,688,395
Net gain (loss) realized on real estate investments sold	—	349,110
Net unrealized gain (loss) from real estate investments	(690,658)	1,924,620

Increase (decrease) in net assets resulting from operations	2,549,010	4,962,125

NET ASSETS — Beginning of period	247,033,759	228,916,584

NET ASSETS — End of period	$249,582,769	$233,878,709

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$2,549,010	$4,962,125
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	690,658	(2,273,730)
Amortization of deferred financing costs	11,704	238,710
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	(31,066)	(5,084)
Minority interest in consolidated partnerships	19,791	14,343
Bad debt expense	18,600	281
(Increase) Decrease in accrued interest included in other real estate investments	(93,366)	(92,340)
(Increase) decrease in:
Other assets	(967,217)	117,476
Increase (decrease) in:
Accounts payable and accrued expenses	163,752	(477,834)
Due to affiliates	(26,444)	47,558
Other liabilities	(37,090)	741

Net cash flows from (used in) operating activities	2,298,332	2,532,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	—	14,649,241
Additions to real estate and improvements	(3,116,077)	(299,258)

Net cash flows from (used in) investing activities	(3,116,077)	14,349,983

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(153,664)	(144,910)

Net cash flows from (used in) financing activities	(153,664)	(144,910)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(971,409)	16,737,319

CASH AND CASH EQUIVALENTS — Beginning of period	18,215,871	33,399,532

CASH AND CASH EQUIVALENTS — End of period	$17,244,462	$50,136,851

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$430,449	$724,038

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

			2008 Total Rentable
			Square Feet	March 31, 2008
			Unless Otherwise	(unaudited)		December 31, 2007
	March 31, 2008		Indicated		Estimated Fair		Estimated Fair
Property Name	Ownership	City, State	(Unaudited)	Cost	Value	Cost	Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$24,546,795	$10,500,000	$24,512,521	$11,500,000
Summit @ Cornell Oaks	WO	Beaverton, OR	72,109	12,399,094	12,700,000	12,401,252	13,800,000
Westpark	WO	Nashville, TN	97,199	11,323,885	13,100,000	11,323,885	13,100,000
Financial Plaza	WO	Brentwood, TN	98,049	12,371,092	13,700,000	12,371,092	13,700,000

		Offices % as of 3/31/08	20%	60,640,866	50,000,000	60,608,750	52,100,000

APARTMENTS

Brookwood Apartments	WO	Atlanta, GA	240 Units	19,605,815	20,300,000	19,548,293	20,200,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,394,772	20,100,000	16,375,037	19,800,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,723,849	27,600,000	22,723,849	27,100,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,558,045	13,500,000	13,535,450	13,500,000

		Apartments % as of 3/31/08	33%	72,282,481	81,500,000	72,182,629	80,600,000

RETAIL
King’s Market	WO	Rosewell, GA	314,358	37,883,922	24,700,000	37,883,222	24,700,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,053,425	27,200,000	18,050,090	26,500,000
White Marlin Mall	CJV	Ocean City, MD	186,016	19,481,322	26,700,000	17,016,325	23,900,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	12,405,500	17,961,712	12,405,500	17,861,712
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	189,483	189,483	140,911	140,911
CARS Preferred Equity	PE	Various	N/A	14,365,518	14,365,518	14,383,023	14,383,023
Harnett Crossing	CJV	Dunn, NC	193,235	5,958,845	7,200,000	5,958,844	7,200,000

		Retail % as of 3/31/08	48%	108,338,015	118,316,713	105,837,915	114,685,646

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	9,643,491	18,400,000	9,128,415	18,300,000

		Hotel % as of 3/31/08	7%	9,643,491	18,400,000	9,128,415	18,300,000

OTHER REAL ESTATE INVESTMENTS

Westminster East	Eloan	Westminster, MD		3,325,707	3,325,707	3,232,341	3,232,341

		Other Real Estate	1%	3,325,707	3,325,707	3,232,341	3,232,341
		Investments % as
		of 3/31/2008

Total Real Estate Investments as a			109%	$254,230,560	$271,542,420	$250,990,050	$268,917,987

Percentage of Net Assets as of 3/31/08

WO — Wholly Owned Investment
CJV — Consolidated Joint Venture
EJV — Joint Venture Investment accounted for under the equity method
PE — Preferred equity investments accounted for under the equity method
Eloan — Mezzanine loan accounted for under the equity method
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		March 31, 2008
		(unaudited)		December 31, 2007
			Estimated		Estimated
	Face Amount	Cost	Fair Value	Cost	Fair Value
CASH AND CASH EQUIVALENTS — Percentage of Net Assets			6.9%		7.4%

Federal Home Loan Bank, 0 coupon bond, April, 2008	$3,281,000	$3,281,000	$3,281,000	$2,065,813	$2,065,813
Federal Home Loan Bank, 0 coupon bond, April, 2008	2,997,025	2,997,025	2,997,025	4,998,313	4,998,313
Federal Home Loan Bank, 0 coupon bond, May, 2008	9,976,250	9,976,250	9,976,250	9,997,633	9,997,633

Total Cash Equivalents		16,254,275	16,254,275	17,061,759	17,061,759

Cash		990,187	990,187	1,154,112	1,154,112

Total Cash and Cash Equivalents		$17,244,462	$17,244,462	$18,215,871	$18,215,871

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 1: Summary of Significant Accounting Policies and Pronouncements
A.	Basis of Presentation - The accompanying unaudited consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the audited consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2007.

B.	Management’s Use of Estimates in the Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

C.	New Accounting Pronouncements - FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”) that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (the “Audit Guide”). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This statement does not require any new fair value measurements, but the application of this statement could change current practices in determining fair value. This adoption did not change the methodology used to fair value our real estate investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 1: Summary of Significant Accounting Policies and Pronouncements (continued)
C.	New Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides partnerships with an option to report selected financial assets and liabilities at fair value.

SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The adoption does not have any effect on the Partnership’s consolidated financial position and results of operations. Please refer to Notes 1E and 2 for details.

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

D.	Real Estate Investments — Real estate investments are shown at estimated fair value. The cost of properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial, Inc. (“PFI”), is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party appraisal firm has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

Unconsolidated real estate partnerships are valued at the Partnership’s equity in net assets as reflected in the Partnerships’ financial statements with properties valued as described above and in Note 1E below. Under the equity method, the investment is initially recorded at the original investment amount, plus or minus additional amounts invested or distributed, and is subsequently adjusted for the Partnership’s share of undistributed earnings or losses, including unrealized appreciation and depreciation, from the underlying entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 1: Summary of Significant Accounting Policies and Pronouncements (continued)
D.	Real Estate Investments (continued)

The Partnership periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications. Where conditions precedent to funding have been met by its development partners, and the Partnership’s commitment to fund is firm, the amount of any unrealized gain or loss is recognized based upon the difference between the estimated investment’s fair value as described above and the Partnership’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements. As of March 31, 2008 and December 31, 2007, no such funding obligation existed.

Land and development properties held for future development is carried at acquisition cost including soft costs incurred prior to development.

As described above, the estimated fair value of real estate and real estate related assets is determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of March 31, 2008 and December 31, 2007.

E.	Valuation Methodology - The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of real estate in the market.

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 under SFAS157 fair value hierarchy.

F.	Other Real Estate Investments - Other real estate investments include short-term notes receivable, which are valued at the amount due and approximate fair value.

G.	Cash and Cash Equivalents - Cash and cash equivalent are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at fair value.

H.	Other Assets — Restricted cash of $115,000 and $186,736 was maintained by the wholly owned and consolidated properties at March 31, 2008 and December 31, 2007, respectively. Tenant security deposits are included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also include tenant receivables and are net of allowance for uncollectible accounts of $28,885 and $39,764 at March 31, 2008 and December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 1: Summary of Significant Accounting Policies and Pronouncements (continued)
I.	Investment Level Debt - Investment level debt is stated at the principal amount of the obligations outstanding. At times the Partnership may assume debt in connection with the purchase of real estate. The Partnership allocated a portion of the purchase price to the below/above market debt and amortizes the premium/discount over the remaining life of the debt.

J.	Deferred Financing Costs - Deferred Financing Costs related to debt were capitalized and amortized over the terms of the related obligations.

K.	Revenue Recognition - Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated fair value, net income is not reduced by depreciation or amortization expense.

L.	Equity in Income of Real Estate Partnerships - Equity in income from real estate partnership operations represents the Partnership’s share of the current year’s partnership income as provided for under the terms of the partnership agreements. As is the case with wholly owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the Partnership.

M.	Federal Income Taxes — The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 2: Fair Value Disclosure
Fair Value Measurements:

SFAS 157 establishes a fair value measurement framework, provides a single definition of fair value and requires expanded disclosure summarizing fair value measurements. This statement provides a three-level hierarchy based on the input values used in the valuation process; level 1—quoted price, level 2—indirect observable inputs and level 3—unobservable inputs. For items classified as Level 3, a reconciliation of the beginning and ending balances, as shown in table 2 below, is also required.

Table 1 below summarizes the assets measured at fair value on a recurring basis.

Table 1:

	($ in 000’s)
	Amounts	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	3/31/2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:

Real Estate Investments	$253,662	$—	$—	$253,662
Real estate partnerships and preferred equity investments	14,555	—	—	14,555

Total Assets	$268,217	$—	$—	$268,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
NOTE 2: Fair Value Disclosure (continued)
Table 2:

	($ in 000’s)
	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
		Real estate
		partnerships and
	Real Estate	Preferred equity
	Investments	investments	Total

Beginning balance @ 12/31/07	$251,162	$14,524	$265,686
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets)	(616)	—	(616)
Acquisition/Additions	3,116	—	3,116
Equity Income	—	49	49
Distributions	—	(18)	(18)

Ending balance @ 3/31/08	$253,662	$14,555	$268,217

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(616)	$—	$(616)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 3: Related Party Transactions
Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2008 and 2007 investment management fees incurred by the Partnership were $861,522 and $810,632, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended March 31, 2008 and 2007 were $13,407 and $29,041, respectively, and are classified as administrative expense in the Consolidated Statements of Operations.
Note 4: Commitments and Contingencies
The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a material effect on the Partnership.
Note 5: Subsequent Event
On April 1, 2008, the Partnership received from White Marlin Mall, one of the joint ventures, a payment in the amount of $3,963,392 representing return of the Partnership’s preferred equity contribution of $3,918,511, plus outstanding preference of $44,881.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 6: Financial Highlights

	For The Three Months Ended March 31,
	2008	2007	2006	2005	2004
Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$36.55	$33.87	$29.59	$26.15	$24.66
Income From Investment Operations:
Investment income, before management fee	0.61	0.52	0.50	0.36	0.35
Investment Management fee	(0.13)	(0.12)	(0.11)	(0.09)	(0.09)
Net realized and unrealized gain (loss) on investments	(0.10)	0.33	0.95	0.36	(0.08)

Net Increase in Net Assets Resulting from Operations	0.38	0.73	1.34	0.63	0.18

Net Asset Value, end of period	$36.93	$34.60	$30.93	$26.78	$24.84

Total Return, before Management Fee (a):	1.38%	2.53%	4.89%	2.79%	1.10%
Total Return, after Management Fee :	1.03%	2.17%	4.53%	2.42%	0.75%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$250	$234	$215	$191	$183
Ratios to average net assets for the year ended (b):
Total Portfolio Level Expenses	0.35%	0.38%	0.36%	0.36%	0.35%
Investment Income before Management Fee	1.66%	1.53%	1.68%	1.43%	1.41%

(a)	Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions — Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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
(a) Liquidity and Capital Resources
As of March 31, 2008, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $17.2 million, a decrease of approximately $1.0 million from $18.2 million at December 31, 2007. The decrease was primarily due to the funding of an additional $2.6 million of preferred equity, as discussed below, and capital improvements to existing properties totaling approximately $0.7 million. Partially offsetting the decrease were the cash flows received from the Partnership’s operating activities of approximately $2.3 million. Sources of liquidity included net cash flow from property operations and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of March 31, 2008, approximately 5.9% of the Partnership’s total assets consisted of cash and cash equivalents.
During the three months ended March 31, 2008, the Partnership made an additional $2.6 million preferred equity investment in an existing retail property located in Ocean City, Maryland to fund costs associated with the redevelopment of the center. This investment is structured with an annual preference rate of 8.0%.
The Partnership did not have any dispositions or acquisitions for the three months ended March 31, 2008.
During the three months ended March 31, 2008, the Partnership spent approximately $0.7 million on capital improvements to various existing properties. Approximately $0.5 million was associated with the renovation of the hotel property in Lake Oswego, Oregon and approximately $0.1 million funded the renovation of the apartment property in Atlanta, Georgia. The remaining $0.1 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties.

(b) Results of Operations
The following is a comparison of the Partnership’s results of operations for the three-month periods ended March 31, 2008, and 2007.
Net Investment Income Overview
The Partnership’s net investment income for the quarter ended March 31, 2008 was approximately $3.2 million, an increase of approximately $0.5 million from the prior year. The office, apartment and retail sector investments posted increases of approximately $0.1 million, $0.7 million and $0.2 million, respectively, from the prior year. Partially offsetting these increases was a decrease in net investment income in the industrial sector of approximately $0.1 million. Other loss increased approximately $0.4 million during the quarter ended March 31, 2008 from the prior year. The components of this net investment income and/or loss are discussed below by property type sector.
Valuation Overview
The Partnership did not record any realized gains for the quarter ended March 31, 2008, compared to an aggregate net realized gain of approximately $0.3 million for the prior year period.
The Partnership recorded an aggregate net unrealized loss of approximately $0.7 million for the quarter ended March 31, 2008, compared to an aggregate net unrealized gain of approximately $1.9 million for the prior year. The aggregate net unrealized loss for the quarter ended March 31, 2008 was attributable to property valuation declines in the office and hotel sector investments of approximately $2.1 million and $0.3 million, respectively. Partially offsetting these unrealized losses were net unrealized gains of approximately $0.8 million and $1.0 million recorded in the apartment and retail sector investments, respectively. The components of these valuation gains and/or losses are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by property type for the three-month periods ended March 31, 2008, and 2007.

	Three Months Ended March 31,
	2008	2007
Net Investment Income:

Office properties	$971,415	$852,515
Apartment properties	849,245	141,603
Retail properties	1,900,128	1,666,350
Industrial property	—	113,561
Hotel property	248,858	255,673
Other (including interest income, investment mgt fee, etc.)	(729,978)	(341,307)

Total Net Investment Income	$3,239,668	$2,688,395

Net Realized Gain (Loss) on Real Estate Investments:

Industrial property	—	349,110

Total Net Realized Gain (Loss) on Real Estate Investments	—	349,110

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(2,132,116)	408,348
Apartment properties	800,147	(143,081)
Retail properties	973,371	1,665,629
Hotel property	(332,060)	(6,276)
Total Net Unrealized Gain (Loss) on Real Estate Investments	(690,658)	1,924,620

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$(690,658)	$2,273,730

OFFICE PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
March 31,	2008	2007	2008	2007	2008	2007

Property
Lisle, IL	$123,390	$70,201	$(1,034,274)	$794,992	61%	61%
Brentwood, TN	264,129	273,828	—	—	89%	100%
Beaverton, OR	283,672	245,475	(1,097,842)	(86,644)	88%	89%
Brentwood, TN	300,224	263,011	—	(300,000)	100%	100%

	$971,415	$852,515	$(2,132,116)	$408,348

Net Investment Income
Net investment income for the Partnership’s office properties was approximately $1.0 million for the quarter ended March 31, 2008, an increase of approximately $0.1 million from the prior year period. The increase was primarily due to increased rents at the office properties in Lisle, Illinois and Beaverton, Oregon and stabilized occupancy and increased rents at the office property in Brentwood, Tennessee.
Unrealized Gain/(Loss)
The office properties owned by the Partnership recorded an aggregate net unrealized loss of approximately $2.1 million during the quarter ended March 31, 2008, compared to an aggregate net unrealized gain of approximately $0.4 million for the prior year period. The net unrealized loss of $2.1 million for the quarter ended March 31, 2008 was primarily due to increased operating expenses at the office property in Lisle, Illinois and decreased occupancy and softening market conditions at the office property in Beaverton, Oregon.

APARTMENT PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
March 31,	2008	2007	2008	2007	2008	2007

Property
Atlanta, GA	$163,136	$42,310	$42,477	$(140,765)	93%	86%
Raleigh, NC	163,376	81,951	280,265	(2,316)	88%	95%
Jacksonville, FL (1)	—	17,342	—	—	N/A	N/A
Austin, TX (2)	391,451	—	500,000	—	94%	N/A
Charlotte, NC(3)	131,282	—	(22,595)	—	89%	N/A

	$849,245	$141,603	$800,147	$(143,081)

(1)	The Jacksonville, Florida apartment property was sold on November 30, 2005 but certain post-closing adjustments were recognized during the quarter ended March 31, 2007.

(2)	The Austin, Texas apartment property was acquired on May 8, 2007.

(3)	The Charlotte, North Carolina apartment property was acquired on September 6, 2007.
Net Investment Income
Net investment income for the Partnership’s apartment properties was approximately $0.8 million for the quarter ended March 31, 2008, an increase of approximately $0.7 million from the prior year period. The increase in net investment income was primarily due to (a) the acquisition of the apartment properties in Austin, Texas and Charlotte, North Carolina on May 8, 2007 and September 6, 2007, respectively; (b) increased occupancy at the apartment property in Atlanta, Georgia; and (c) increased rents at the apartment property in Raleigh, North Carolina.
Unrealized Gain/(Loss)
The apartment properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $0.8 million for the quarter ended March 31, 2008, compared to an aggregate net unrealized loss of approximately $0.1 million for the prior year period. The aggregate net unrealized gain for the quarter ended March 31, 2008 was primarily due to improving property fundamentals resulting from a decrease in operating expenses at the apartment property in Austin, Texas and strengthening market conditions at the apartment property in Raleigh, North Carolina.

RETAIL PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
March 31,	2008	2007	2008	2007	2008	2007

Property
Roswell, GA	$453,329	$535,481	$(700)	$1,591,257	82%	88%
Kansas City, KS (1)	48,571	85,986	—	31,798	N/A	76%
Hampton, VA	335,405	320,717	696,665	100,000	99%	100%
Ocean City, MD	140,246	146,560	243,234	(144,286)	68%	79%
Westminster, MD	383,562	364,212	100,000	86,860	100%	100%
Dunn, NC (2)	287,236	—	(65,828)	—	35%	N/A
CARS Preferred Equity	251,779	213,394	—	—	N/A	N/A

	$1,900,128	$1,666,350	$973,371	$1,665,629

(1)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the quarter ended March 31, 2008.

(2)	The Dunn, North Carolina retail property was acquired on August 17, 2007.
Net Investment Income
Net investment income for the Partnership’s retail properties was approximately $1.9 million for the quarter ended March 31, 2008, an increase of approximately $0.2 million from the prior year period. The increase was mainly due to the additional net investment income received from the Dunn, North Carolina retail property that was acquired on August 17, 2007. Partially offsetting this increase for the quarter was a decrease in net investment income at the retail properties in Roswell, Georgia and Ocean City, Maryland due to decreases in occupancies.
Unrealized Gain/(Loss)
The retail properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $1.0 million for the quarter ended March 31, 2008, compared to an aggregate net realized and unrealized gain of approximately $1.7 million for the prior year period. The unrealized gain for the quarter ended March 31, 2008 was primarily due to strengthening market conditions at the retail properties in Hampton, Virginia and Westminster, Maryland and improving property fundamentals at the retail property in Ocean City, Maryland as a result of the current redevelopment of the center.

INDUSTRIAL PROPERTY

	Net Investment	Net Investment	Realized	Realized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
March 31,	2008	2007	2008	2007	2008	2007

Property
Aurora, CO (1)	$—	$113,561	$—	$349,110	N/A	N/A

(1)	Net investment income (loss) for the quarter ended March 31, 2007 reflects partial period results for the Aurora, Colorado industrial property that was sold on February 7, 2007.
Net Investment Income
The Partnership’s industrial property was sold on February 7, 2007. Therefore no net investment income was received for the quarter ended March 31, 2008, reflecting a decrease of approximately $0.1 million from the prior year period.
Realized Gain/(Loss)
The Partnership’s industrial property was sold on February 7, 2007. Therefore no realized gains and/or losses were recorded for the quarter ended March 31, 2008, compared to a realized gain of approximately $0.3 million for the prior year period.
HOTEL PROPERTY

	Net Investment	Net Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
March 31,	2008	2007	2008	2007	2008	2007

Property
Lake Oswego, OR	$248,858	$255,673	$(332,060)	$(6,276)	67%	68%
Net Investment Income
Net investment income for the Partnership’s hotel property was approximately $0.2 million for the quarter ended March 31, 2008, relatively unchanged from the prior year period.
Unrealized Gain/(Loss)
The hotel property owned by the Partnership recorded an unrealized loss of approximately $0.3 million for the quarter ended March 31, 2008, compared to a slight unrealized loss for the prior year period. The unrealized loss for the quarter ended March 31, 2008 was due to capital improvements expended in connection with the renovation of the property.

Other
Other loss increased approximately $0.4 million for the quarter ended March 31, 2008 from the prior year period. This includes interest income from short-term investments, investment management fees, and portfolio level expenses.
(c) Inflation
A majority of the Partnership’s leases with its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.
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
New Accounting Pronouncements
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
SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The adoption does not have any effect on the Partnership’s consolidated financial position and results of operations.

Valuation of Investments
Real Estate Investments - Real estate investments are shown at estimated fair value. The cost of properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management Inc., or “PIM”, which is an indirectly owned subsidiary of Prudential Financial, Inc., is responsible for assuring that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party appraisal firm has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.
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
The Partnership periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications. Where conditions precedent to funding have been met by its development partner, and the Partnership’s commitment to fund is firm, the amount of any unrealized gain or loss is recognized based upon the difference between the estimated investment’s fair value as described above and the Partnership’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements.
Land and development properties held for future development are carried at acquisition cost including soft costs incurred prior to development.
As described above, the estimated fair value of real estate and real estate related assets is determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and that the aggregate estimated value of investments in real estate is fairly presented as of March 31, 2008 and December 31, 2007.

Valuation Methodology
The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of real estate in the market.
In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 under SFAS157 fair value hierarchy.
Level 3 assets as a percentage of total assets were 91.6% at March 31, 2008.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk — The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 19.7% of its investment portfolio as of March 31, 2008, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.
The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at March 31, 2008:

		Estimated Fair Value	Average
	Maturity	(millions)	Interest Rate

Cash and Cash equivalents	0-3 months	$17.2	4.20%
The table below discloses the Partnership’s debt as of March 31, 2008. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands),								Estimated
including current portion	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Weighted Average Fixed Interest Rate	5.74%	6.75%	6.75%	6.75%	6.75%	6.75%	5.78%
Fixed Rate	$15,936	$9,277	$565	$604	$646	$4,940	$31,968	$32,584
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$15,936	$9,277	$565	$604	$646	$4,940	$31,968	$32,584

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC”, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of March 31, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described under “-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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
THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
in respect of
The Prudential Variable
Contract Real Property Account
(Registrant)

Date: May 09, 2008

By:	/s/ Richard J. Carbone
Richard J. Carbone
Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)