Form 10-Q
period 2008-09-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2008-11-13
CIK 846581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
(Registrant)
INDEX

Forward-Looking Statement Disclosure
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America, or the “Company”, or the Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of the stress experienced by the global financial markets that began in the second half of 2007 and substantially increased in the third quarter of 2008; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) re-estimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (7) changes in our claims-paying or credit ratings; (8) investment losses and defaults; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (16) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
STATEMENTS OF NET ASSETS
September 30, 2008 and December 31, 2007

	September 30, 2008
	(unaudited)	December 31, 2007
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$99,805,738	$100,212,593

Net Assets	$99,805,738	$100,212,593

NET ASSETS, representing:
Equity of contract owners	$70,122,539	$72,012,128
Equity of The Prudential Insurance Company of America	29,683,199	28,200,465

	$99,805,738	$100,212,593

Units outstanding	36,626,618	36,396,005

Portfolio shares held	2,741,864	2,741,864
Portfolio net asset value per share	$36.40	$36.55
STATEMENTS OF OPERATIONS
For the nine and three months ended September 30, 2008 and 2007

	1/1/2008-9/30/2008	1/1/2007-9/30/2007	7/1/2008-9/30/2008	7/1/2007-9/30/2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$3,422,942	$3,668,668	$974,592	$1,357,587

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	423,474	416,574	141,079	141,718

NET INVESTMENT INCOME	2,999,468	3,252,094	833,513	1,215,869

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	(3,829,797)	2,154,066	(3,309,730)	(163,197)
Net realized gain (loss) on sale of investments in Partnership	0	286,920	0	(21,249)

NET GAIN (LOSS) ON INVESTMENTS	(3,829,797)	2,440,986	(3,309,730)	(184,446)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(830,329)	$5,693,080	$(2,476,217)	$1,031,423

STATEMENTS OF CHANGES IN NET ASSETS
For the nine and three months ended September 30, 2008 and 2007

	1/1/2008-9/30/2008	1/1/2007-9/30/2007	7/1/2008-9/30/2008	7/1/2007-9/30/2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATIONS
Net investment income	$2,999,468	$3,252,094	$833,513	$1,215,869
Net change in unrealized gain (loss) on investments in Partnership	(3,829,797)	2,154,066	(3,309,730)	(163,197)
Net realized gain (loss) on sale of investments in Partnership	0	286,920	0	(21,249)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	(830,329)	5,693,080	(2,476,217)	1,031,423

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(1,195,622)	(129,104)	(242,841)	(509,942)
Net contributions by The Prudential Insurance Company of America	1,619,096	545,678	383,920	651,660

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	423,474	416,574	141,079	141,718

TOTAL INCREASE (DECREASE) IN NET ASSETS	(406,855)	6,109,654	(2,335,138)	1,173,141

NET ASSETS
Beginning of period	100,212,593	92,863,117	102,140,876	97,799,630

End of period	$99,805,738	$98,972,771	$99,805,738	$98,972,771

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2008
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
The interim financial data as of September 30, 2008 and for the nine and three months ended September 30, 2008 and 2007 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Account is currently assessing the impact of SFAS No. 141R on its financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Account is currently assessing the impact of SFAS No. 160 on its financial position and results of operations.
B. Investment in Partnership Interest
The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At September 30, 2008 and December 31, 2007 the Account’s interest in the Partnership was 40.6% or 2,741,864 shares. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.
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
Note 5: Net Withdrawals by Contract Owners
Net contract owner withdrawals for the real estate investment option in Prudential’s variable insurance and variable annuity products for the nine months ended September 30, 2008 and 2007, were as follows:

	Nine Months Ended September 30,
	(Unaudited)
	2008	2007
PVAL/PVAL $100,000+ face value	$(913,687)	$(126,685)
PDISCO+/VIP	(281,935)	(2,419)

TOTAL	$(1,195,622)	$(129,104)

Note 6: Partnership Distributions
As of September 30, 2008, the Partnership had made no current year distributions. For the year ended December 31, 2007, the Partnership made no distributions.
Note 7: Unit Information
Outstanding units and unit values at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Units Outstanding:	36,626,618	36,396,005
Unit Value:	2.56474 to 2.85202	2.59836 to 2.87660
Note 8: Financial Highlights
The range of total return for the nine months ended September 30, 2008 and 2007 was as follows:

	Nine Months Ended
	September 30,
	(Unaudited)
	2008	2007
Total Return	-1.29% to -0.85%	5.63% to 6.10%

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

Table 1:

	($ in 000’s)
		Quoted Prices in	Significant
	Amounts	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
Assets:	Fair 9/30/2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$99,806	$—	$—	$99,806

Total Assets	$99,806	$—	$—	$99,806

Table 2:

($ in 000’s)
Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Beginning balance @ 12/31/07	$100,213

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(3,830)
Net Investment Income from Partnership operations	$3,423
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	—

Ending balance @ 9/30/08	$99,806

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date relating to assets still held at the reporting date	$(3,830)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2008
	(Unaudited)	December 31, 2007
ASSETS

REAL ESTATE INVESTMENTS — At estimated fair value:
Real estate and improvements (cost: 09/30/2008 - $243,622,010; 12/31/2007 -$236,466,116)	$253,212,890	$254,394,053
Real estate partnerships and preferred equity investments (cost: 09/30/2008 - $14,431,965; 12/31/2007 - $14,523,934)	13,618,795	14,523,934

Total real estate investments	$266,831,685	$268,917,987

CASH AND CASH EQUIVALENTS	26,144,873	18,215,871

OTHER ASSETS, NET	3,812,033	3,033,040

Total assets	$296,788,591	$290,166,898

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT	$39,716,338	$32,121,712

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,010,547	2,184,812

DUE TO AFFILIATES	891,080	901,371

OTHER LIABILITIES	1,071,598	920,454

MINORITY INTEREST	6,068,207	7,004,790

Total liabilities	50,757,770	43,133,139

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY	246,030,821	247,033,759

Total liabilities and partners’ equity	$296,788,591	$290,166,898

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,758,960

SHARE VALUE AT END OF PERIOD	$36.40	$36.55

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
INVESTMENT INCOME:
Revenue from real estate and improvements	$23,205,896	$21,032,860	$7,809,725	$7,639,678
Equity in income of real estate partnerships	721,587	882,293	211,724	254,645
Interest on short-term investments	344,807	1,293,428	113,428	340,171

Total investment income	24,272,290	23,208,581	8,134,877	8,234,494

INVESTMENT EXPENSES:
Operating	5,401,923	5,137,964	1,924,396	1,755,099
Investment management fee	2,608,842	2,492,126	877,672	851,683
Real estate taxes	2,173,562	1,656,843	691,942	602,234
Administrative	4,739,796	3,218,654	2,211,888	1,181,123
Interest expense	1,477,183	1,575,492	518,514	446,379
Minority interest	(566,900)	83,878	(491,998)	51,391

Total investment expenses	15,834,406	14,164,957	5,732,414	4,887,909

NET INVESTMENT INCOME	8,437,884	9,043,624	2,402,463	3,346,585

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	—	18,353,122	—	—
Less: Cost of real estate investments sold	—	19,026,181	—	52,381
Realization of prior years’ unrealized gain (loss) on real estate investments sold	—	(1,380,344)	—	—

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	—	707,285	—	(52,381)

Change in unrealized gain (loss) on real estate investments	(9,744,277)	5,064,340	(8,818,256)	(1,004,324)
Less: Minority interest in unrealized gain (loss) on real estate investments	(303,455)	(245,642)	(659,452)	(602,027)

Net unrealized gain (loss) on real estate investments	(9,440,822)	5,309,982	(8,158,804)	(402,297)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	(9,440,822)	6,017,267	(8,158,804)	(454,678)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	($1,002,938)	$15,060,891	($5,756,341)	$2,891,907

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$8,437,884	$9,043,624
Net gain (loss) realized on real estate investments sold	—	707,285
Net unrealized gain (loss) from real estate investments	(9,440,822)	5,309,982

INCREASE (DECREASE) IN NET ASSETS	(1,002,938)	15,060,891

NET ASSETS — Beginning of period	247,033,759	228,916,584

NET ASSETS — End of period	$246,030,821	$243,977,475

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	($1,002,938)	$15,060,891
Adjustments to reconcile net increase (decrease) in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	9,440,822	(6,017,267)
Amortization of deferred financing costs	63,913	258,751
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	91,969	20,063
Minority interest in consolidated partnerships	(566,900)	83,878
Bad debt expense	1,104,707	67,818
(Increase) decrease in:
Other assets	(1,947,610)	66,618
Increase (decrease) in:
Accounts payable and accrued expenses	825,735	591,558
Due to affiliates	(10,291)	75,201
Other liabilities	151,144	114,731

Net cash flows from (used in) operating activities	8,150,551	10,322,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	—	18,353,122
Acquisition of real estate and improvements	—	(42,209,760)
Additions to real estate and improvements	(7,749,947)	(2,418,560)

Net cash flows from (used in) investing activities	(7,749,947)	(26,275,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment level debt	23,557,099	—
Principal payments on investment level debt	(15,962,473)	(436,698)
Contributions from minority interest partners	80,000	294,143
Distributions to minority interest partners	(146,228)	—

Net cash flows from (used in) financing activities	7,528,398	(142,555)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,929,002	(16,095,511)

CASH AND CASH EQUIVALENTS — Beginning of period	18,215,871	33,399,532

CASH AND CASH EQUIVALENTS — End of period	26,144,873	$17,304,021

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$1,413,270	$1,317,281

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

			2008 Total Rentable
			Square Feet	September 30, 2008
			Unless Otherwise	(unaudited)		December 31, 2007
	September 30, 2008		Indicated		Estimated Fair		Estimated Fair
Property Name	Ownership	City, State	(Unaudited)	Cost	Value	Cost	Value
OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$25,018,250	$9,861,536	$24,512,521	$11,500,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,416,714	12,600,000	12,401,252	13,800,000
Westpark	WO	Nashville, TN	97,199	11,374,428	13,400,000	11,323,885	13,100,000
Financial Plaza	WO	Brentwood, TN	98,049	12,371,092	13,000,000	12,371,092	13,700,000

		Offices % as of 9/30/08	20%	61,180,484	48,861,536	60,608,750	52,100,000

APARTMENTS

Brookwood Apartments	WO	Atlanta, GA	240 Units	19,730,035	20,651,354	19,548,293	20,200,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,409,349	20,700,000	16,375,037	19,800,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,725,427	27,600,000	22,723,849	27,100,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,618,447	13,500,000	13,535,450	13,500,000

		Apartments % as of 9/30/08	34%	72,483,258	82,451,354	72,182,629	80,600,000

RETAIL
King’s Market	WO	Rosewell, GA	314,358	37,893,595	18,500,000	37,883,222	24,700,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,110,120	27,600,000	18,050,090	26,500,000
White Marlin Mall	CJV	Ocean City, MD	186,016	22,682,512	29,100,000	17,016,325	23,900,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,044,721	20,500,000	15,637,841	21,094,053
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	106,173	106,173	140,911	140,911
CARS Preferred Equity	PE	Various	N/A	14,325,792	13,512,622	14,383,023	14,383,023
Harnett Crossing	CJV	Dunn, NC	193,235	6,023,625	7,400,000	5,958,844	7,200,000

		Retail % as of 9/30/08	47%	114,186,538	116,718,795	109,070,256	117,917,987

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,203,696	18,800,000	9,128,415	18,300,000

		Hotel % as of 9/30/08	8%	10,203,696	18,800,000	9,128,415	18,300,000

Total Real Estate Investments as a Percentage of Net Assets as of 9/30/08			109%	$258,053,976	$266,831,685	$250,990,050	$268,917,987

WO — Wholly Owned Investment
CJV — Consolidated Joint Venture
EJV — Joint Venture Investment accounted for under the equity method
PE — Preferred equity investments accounted for under the equity method
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		September 30, 2008
		(unaudited)		December 31, 2007
			Estimated		Estimated
	Face Amount	Cost	Fair Value	Cost	Fair Value
CASH AND CASH EQUIVALENTS — Percentage of Net Assets			10.6%		7.4%

Federal Home Loan Bank, 0 coupon bond, October , 2008	$980,000	$980,000	$980,000	$2,065,813	$2,065,813
Federal Home Loan Bank, 0 coupon bond, October , 2008	7,550,804	7,550,804	7,550,804	4,998,313	4,998,313
Federal Home Loan Bank, 0 coupon bond, November , 2008	15,500,304	15,500,304	15,500,304	9,997,633	9,997,633

Total Cash Equivalents		24,031,108	24,031,108	17,061,759	17,061,759

Cash		2,113,765	2,113,765	1,154,112	1,154,112

Total Cash and Cash Equivalents		$26,144,873	$26,144,873	$18,215,871	$18,215,871

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 1: Summary of Significant Accounting Policies and Pronouncements
A.	Basis of Presentation - The accompanying unaudited consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the audited consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2007.

B.	Management’s Use of Estimates in the Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

C.	New Accounting Pronouncements - FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”) that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (the “Audit Guide”). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

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

SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The adoption does not have any effect on the Partnership’s consolidated financial position and results of operations. Please refer to Notes 1D and 2 for details.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, and SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). SFAS 141R expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing SFAS 141, including changes to acquisition related contingent consideration, pre-acquisition contingencies, non controlling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. SFAS 160 requires the non-controlling interest to be reported as a separate component of equity. It also changes the allocation of losses and accounting in step acquisitions. The provisions in SFAS 160 should be applied prospectively except for the presentation and disclosure requirements, which are required retrospectively for all periods presented. SFAS 141R and SFAS 160 are effective for the acquisition closing after the first annual reporting period beginning after December 15, 2008. The Partnership is currently reviewing the provisions in SFAS 141R and SFAS 160, and assessing whether the changes would be material to its financial statements upon adoption.

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

Fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The fair value measurement objective is to determine the exit price at which the Partnership would receive to sell an asset based on the highest and best use valuation premise or pay to transfer a liability taking into consideration the perspectives of market participant and the assumptions they may use. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc. (“PFI”), is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party appraisal firm has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

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

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 under SFAS 157 fair value hierarchy.

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

Land held for development is reported at estimated fair value, which approximates the acquisition cost plus soft costs incurred prior to development. The estimated fair value is determined based on the amount at which the Partnership would receive if the land were sold at the reporting date taking into consideration the assumptions that market participants may use.

The Partnership periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications. The funding obligation/forward contract obligation and related asset are recorded in the consolidated financial statements in the period in which the project is waived or deemed to have reached substantial completion, equal to or over 90% complete, and the Partnership’s commitment to fund is firm. The amount of any unrealized gain or loss recognized is based upon the difference between the estimated investment’s fair value as described above and the Partnership’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements. As of September 30, 2008 and December 31, 2007, no such funding obligation existed.

As described above, the estimated fair value of real estate and real estate related assets is determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of September 30, 2008 and December 31, 2007.

E.	Cash and Cash Equivalents - Cash and cash equivalent are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 1: Summary of Significant Accounting Policies and Pronouncements (continued)
F.	Other Assets — Restricted cash of $115,000 and $186,736 was maintained by the wholly owned and consolidated properties at September 30, 2008 and December 31, 2007, respectively. Tenant security deposits are included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also include tenant receivables and are net of allowance for uncollectible accounts of $1,028,269 and $39,764 at September 30, 2008 and December 31, 2007, respectively.

G.	Investment Level Debt - Investment level debt is stated at the principal amount of the obligations outstanding. At times the Partnership may assume debt in connection with the purchase of real estate. The Partnership allocates a portion of the purchase price to the below/above market debt and amortizes the premium/discount over the remaining life of the debt.

H.	Deferred Financing Costs — Deferred financing costs related to debt were capitalized and amortized over the terms of the related obligations.

I.	Revenue Recognition - Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated fair value, net income is not reduced by depreciation or amortization expense.

J.	Equity in Income of Real Estate Partnerships - Equity in income from real estate partnership operations represents the Partnership’s share of the current year’s partnership income as provided for under the terms of the partnership agreements. As is the case with wholly owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the partnership.

K.	Federal Income Taxes — The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

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
Table 1 below summarizes the assets measured at fair value on a recurring basis.
Table 1:

	(in 000’s)
	Amounts	Quoted prices in	Significant
	measured at	active markets	other	Significant
	fair value	for identical	observable	unobservable
	9/30/2008	assets (level 1)	inputs (level 2)	inputs (level 3)

Assets:

Real estate and improvements	$253,213	$—	$—	$253,213
Real estate partnerships and preferred equity investments	13,619	—	—	13,619

Total	$266,832	$—	$—	$266,832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
NOTE 2: Fair Value Disclosure (continued)
Table 2:
(in 000’s)
Fair value measurements using significant unobservable inputs
(Level 3)

		Real estate and
		partnerships and
	Real estate and	preferred equity
	improvements	investments	Total

Beginning balance @ 1/1/08	$254,394	$14,524	$268,918

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(8,931)	(813)	(9,744)
Equity income (losses)/interest income	—	722	722
Acquisition/issuances/contributions	7,750	—	7,750
Dispositions/settlements/distributions	—	(814)	(814)

Ending balance @ 9/30/08	$253,213	$13,619	$266,832

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(8,931)	$(813)	$(9,744)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 3: Reclassification
Certain prior period balances have been reclassified to conform with current period presentation. Such reclassifications had no effect on previously reported net assets.
Note 4: Related Party Transactions
Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2008 and 2007, investment management fees incurred by the Partnership were $2,608,842 and $2,492,126, respectively.
The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the nine months ended September 30, 2008 and 2007 were $40,222 and $87,122, respectively, and are classified as administrative expense in the Consolidated Statements of Operations.
Note 5: Investment Level Debt
On April 1, 2008, White Marlin Mall refinanced their existing loan for a construction loan in order to complete Phase III development at the property. The interest rate is one-day LIBOR + 225 basis points. The maturity date is April 1, 2010 with a one-year extension (April 1, 2011). Total loan amount is not to exceed $16,624,000. As of September 30, 2008 the balance outstanding is $14,586,522.
On June 30, 2008 Dunhill Trace refinanced their existing loan of $9,000,000. The interest rate is 90-day DMBS + 142 basis points. The maturity date is June 30, 2013.
Note 6: Commitments and Contingencies
The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a material effect on the Partnership.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 7: Financial Highlights

	For The Nine Months Ended September 30,
	2008	2007	2006	2005	2004
Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$36.55	$33.87	$29.59	$26.15	$24.66
Income From Investment Operations:
Investment income, before management fee	1.55	1.71	1.50	1.22	1.04
Investment Management fee	(0.39)	(0.37)	(0.33)	(0.29)	(0.27)
Net realized and unrealized gain (loss) on investments	(1.31)	0.89	2.07	2.05	0.82

Net Increase in Net Assets Resulting from Operations	(0.15)	2.23	3.24	2.98	1.59

Net Asset Value, end of period	$36.40	$36.10	$32.83	$29.13	$26.25

Total Return, before Management Fee:	0.64%	7.70%	12.14%	12.58%	7.58%
Total Return, after Management Fee (a):	-0.41%	6.58%	10.96%	11.39%	6.46%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$246	$244	$222	$208	$193
Ratios to average net assets for the year ended (b):
Total Portfolio Level Expenses	1.08%	1.15%	1.15%	1.10%	1.06%
Investment Income before Management Fee	4.20%	5.02%	4.87%	3.04%	4.13%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:
Net Investment Income + Net Realized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions — Time Weighted Distributions
(b)	Average net assets are based on beginning of quarter net assets.

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
(a) Liquidity and Capital Resources
As of September 30, 2008, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $26.1 million, an increase of approximately $7.9 million from $18.2 million at December 31, 2007. The increase was primarily due to cash flows received from the Partnership’s operating activities and the repayment of the Partnership’s preferred equity investment, as discussed below. Partially offsetting this increase was a contribution to an existing retail property in Dunn, North Carolina as well as capital expenditures to existing properties, as detailed below. Sources of liquidity included net cash flow from property operations, financings, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of September 30, 2008, approximately 8.8% of the Partnership’s total assets consisted of cash and cash equivalents.
During the nine months ended September 30, 2008, the Partnership made an additional $2.6 million preferred equity investment in an existing retail property located in Ocean City, Maryland to fund costs associated with the redevelopment of the center. This investment was repaid with interest on April 1, 2008 with proceeds to the Partnership totaling $4.0 million in conjunction with the refinancing of the existing loan as discussed below.
The Partnership did not have any dispositions or acquisitions for the nine months ended September 30, 2008. The Partnership refinanced two existing loans during the nine months ended September 30, 2008. The retail property in Ocean City, Maryland refinanced for loan proceeds of $16.6 million, of which $9.8 million represents additional indebtedness. $2.0 million of the loan remains to be funded for future costs associated with the redevelopment of the property. The apartment property in Raleigh, North Carolina refinanced for the amount of $9.0 million.
During the nine months ended September 30, 2008, the Partnership spent approximately $2.1 million on capital improvements to various existing properties. Approximately $1.1 million was associated with the renovation of the hotel property in Lake Oswego, Oregon; approximately $0.5 million funded renovation and tenant improvements costs at the office property in Lisle, Illinois; and approximately $0.2 million contributed to interior renovations at the apartment property in Atlanta, Georgia. The remaining $0.3 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties. Additionally, $5.7 million of capital improvements was funded at the retail property in Ocean City, Maryland through the aforementioned third party loan.

(b) Results of Operations
The following is a comparison of the Partnership’s results of operations for the nine and three-month periods ended September 30, 2008, and 2007.
Net Investment Income Overview
The Partnership’s net investment income for the nine months ended September 30, 2008 was approximately $8.4 million, a decrease of approximately $0.6 million from the prior year period. The decrease in net investment income was primarily attributable to a $0.8 million decline in the retail sector investments’ net investment income from the prior year period. Additionally other net investment loss increased approximately $1.0 million during the nine months ended September 30, 2008 from the prior year period. Partially offsetting the decrease were increases in the office and apartment sector investments’ net investment income of approximately $0.1 million and $1.1 million, respectively, from the prior year period. The industrial and hotel sector investments’ net investment incomes remained relatively unchanged. The components of this net investment income are discussed below by property type.
The Partnership’s net investment income for the quarter ended September 30, 2008 was approximately $2.4 million, a decrease of approximately $0.9 million from the prior year period. The decrease in net investment income was primarily attributable to a $0.7 million decline in the retail sector investments’ net investment income from the prior year period. Additionally, other net investment loss increased approximately $0.2 million during the quarter ended September 30, 2008 from the prior year period. The office, apartment, industrial, and hotel sector investments’ net investment incomes remained relatively unchanged. The components of this net investment income and/or loss are discussed below by investment type.
Valuation Overview
The Partnership did not record any realized gains for the nine and three-month periods ended September 30, 2008, compared with net realized gains of approximately $0.7 million and net realized loss of $0.1 million for the prior year periods, respectively.
The Partnership recorded a net unrealized loss of approximately $9.4 million for the nine months ended September 30, 2008, compared with a net unrealized gain of approximately $5.3 million for the prior year period. The net unrealized loss for the nine months ended September 30, 2008 was attributable to property valuation declines in the office, retail, and hotel sector investments of approximately $3.8 million, $6.7 million, and $0.5 million, respectively. Partially offsetting these unrealized losses were net unrealized gains of approximately $1.6 million related to the apartment sector investments. The components of these valuation gains and/or losses are discussed below by property type.
The Partnership recorded a net unrealized loss of approximately $8.2 million for the quarter ended September 30, 2008, compared with a net unrealized loss of approximately $0.4 million for the prior year period. The net unrealized loss for the quarter ended September 30, 2008 was attributable to property valuation declines in the office, retail, and hotel sector investments of approximately $1.4 million, $7.3 million, and $0.4 million, respectively. Partially offsetting these unrealized losses were net unrealized gains of approximately $0.9 million recorded in the apartment sector investments. The components of these valuation gains and/or losses are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the nine and three-month periods ended September 30, 2008 and 2007.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Net Investment Income:

Office properties	$2,946,458	$2,850,757	$1,002,889	$1,004,205
Apartment properties	2,403,477	1,278,936	703,351	640,578
Retail properties	4,464,769	5,276,342	1,060,885	1,824,046
Industrial property	—	14,363	—	(1,595)
Hotel property	961,822	979,791	432,562	453,390
Other (including interest income, investment management fee, etc.)	(2,338,642)	(1,356,565)	(797,223)	(574,039)

Total Net Investment Income	$8,437,884	$9,043,624	$2,402,464	$3,346,585

Net Realized Gain (Loss) on Real Estate Investments:

Retail properties	—	361,453	—	(52,381)
Industrial property	—	345,832	—	—

Net Realized Gain (Loss) on Real Estate Investments	—	707,285	—	(52,381)

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(3,810,194)	1,692,160	(1,447,594)	1,153,887
Apartment properties	1,550,725	2,972,253	940,413	542,403
Retail properties	(6,721,128)	(53,704)	(7,292,156)	(1,766,903)
Hotel property	(460,225)	699,273	(359,467)	(331,684)

Net Unrealized Gain (Loss) on Real Estate Investments	(9,440,822)	5,309,982	(8,158,804)	(402,297)

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$(9,440,822)	$6,017,267	$(8,158,804)	$(454,678)

OFFICE PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Nine Months Ended September 30,	2008	2007	2008	2007	2008	2007

Property
Lisle, IL	$523,139	$420,962	$(2,144,192)	$755,813	70%	61%
Brentwood, TN	780,310	842,377	249,458	(274,078)	89%	100%
Beaverton, OR	840,781	782,795	(1,215,460)	1,035,463	88%	91%
Brentwood, TN	802,228	804,623	(700,000)	174,962	100%	100%

	$2,946,458	$2,850,757	$(3,810,194)	$1,692,160

Three Months Ended September 30,
Property
Lisle, IL	$229,109	$202,520	$(1,007,132)	$(32,613)
Brentwood, TN	256,049	287,843	273,195	(104,620)
Beaverton, OR	279,321	268,880	(13,657)	792,313
Brentwood, TN	238,410	244,962	(700,000)	498,807

	$1,002,889	$1,004,205	$(1,447,594)	$1,153,887

Net Investment Income
Net investment income for the Partnership’s office properties was approximately $2.9 million for the nine months ended September 30, 2008, an increase of approximately $0.1 million from the prior year period. Net investment income for the Partnership’s office properties was approximately $1.0 million for the quarter ended September 30, 2008, relatively unchanged from the prior year period. The increase for the nine months ended September 30, 2008 was primarily due to increased occupancy at the office property in Lisle, Illinois and increased rents at the office property in Beaverton, Oregon. Partially offsetting this increase was reduced net investment income due to decreased occupancy at the office property in Brentwood, Tennessee.
Unrealized Gain/(Loss)
The office properties owned by the Partnership recorded a net unrealized loss of approximately $3.8 million during the nine months ended September 30, 2008, compared with a net unrealized gain of approximately $1.7 million for the prior year period. The net unrealized loss of approximately $3.8 million for the nine months ended September 30, 2008 was primarily due to increased operating expenses and notification from the property’s largest tenant to vacate upon lease expiration in January 2009 resulting in decreased projected cash flows at the office property in Lisle, Illinois, and softening market conditions affecting the office properties in Brentwood, Tennessee and Beaverton, Oregon.
The office properties owned by the Partnership recorded a net unrealized loss of approximately $1.4 million during the quarter ended September 30, 2008, compared with a net unrealized gain of $1.2 million for the prior year period. The net unrealized loss of approximately $1.4 million for the quarter ended September 30, 2008 was primarily due to notification from the property’s largest tenant to vacate upon lease expiration in January 2009 and sustained increases in operating expenses at the office property in Lisle, Illinois as well as softening market conditions affecting the office property in Brentwood, Tennessee as discussed above.

APARTMENT PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Nine Months Ended September 30,	2008	2007	2008	2007	2008	2007

Property
Atlanta, GA	$417,093	$250,388	$269,612	$228,077	92%	92%
Raleigh, NC	476,502	445,473	865,688	(639,658)	94%	96%
Jacksonville, FL (1)	—	17,342	—	—	N/A	N/A
Austin, TX (2)	1,063,838	508,926	498,422	3,383,834	94%	94%
Charlotte, NC(3)	446,044	56,807	(82,997)	—	94%	95%

	$2,403,477	$1,278,936	$1,550,725	$2,972,253

Three Months Ended September 30,
Property
Atlanta, GA	$86,778	$96,019	$169,169	$384,959
Raleigh, NC	144,058	194,479	484,751	167,444
Austin, TX (2)	302,575	293,273	300,000	(10,000)
Charlotte, NC(3)	169,940	56,807	(13,507)	—

	$703,351	$640,578	$940,413	$542,403

(1)	The Jacksonville, Florida apartment property was sold on November 30, 2005 but certain post-closing adjustments were recognized during the nine months ended September 30, 2007.

(2)	The Austin, Texas apartment property was acquired on May 8, 2007.

(3)	The Charlotte, North Carolina apartment property was acquired on September 6, 2007.
Net Investment Income
Net investment income for the Partnership’s apartment properties was approximately $2.4 million for the nine months ended September 30, 2008, an increase of approximately $1.1 million from the prior year period. Net investment income for the Partnership’s apartment properties was approximately $0.7 million for the quarter ended September 30, 2008, an increase of approximately $0.1 million from the prior year period. The increase in net investment income for both the nine and three-month periods ended September 30, 2008 was primarily due to additional rental income generated from the acquisition of the apartment properties in Austin, Texas and Charlotte, North Carolina on May 8, 2007 and September 6, 2007, respectively.
Unrealized Gain/(Loss)
The apartment properties owned by the Partnership recorded a net unrealized gain of approximately $1.6 million for the nine months ended September 30, 2008, compared with a net unrealized gain of approximately $3.0 million for the prior year period. The net unrealized gain for the nine months ended September 30, 2008 was primarily due to (a) improving property fundamentals resulting from a decrease in operating expenses at the apartment properties in Austin, Texas and Raleigh, North Carolina; (b) increased market rents at the apartment property in Raleigh, North Carolina; and (c) capital expenditures in connection with the renovations at the apartment property in Atlanta, Georgia.
The apartment properties owned by the Partnership recorded a net unrealized gain of approximately $0.9 million for the quarter ended September 30, 2008, compared with a net unrealized gain of approximately $0.5 million for the prior year period. The net unrealized gain for the quarter ended September 30, 2008 was primarily due to improving property fundamentals at the apartment properties in Austin, Texas and Raleigh, North Carolina resulting from reduced expenses as well as capital expenditures in connection with the renovations at the apartment property in Atlanta, Georgia as discussed above.
Since September 30, 2008, the properties in Atlanta, Georgia; Raleigh, North Carolina; and Charlotte, North Carolina have experienced aggregate net unrealized losses of approximately $2.2 million, $1.7 million, and $0.6 million, respectively. The aggregate net unrealized losses are attributable to increased investment rates resulting from decreased investor demand caused by diminished liquidity and credit access, sustained pricing uncertainty, and heightened market instability.

RETAIL PROPERTIES

	Net Investment	Net Investment	Unrealized	Realized/ Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Nine Months Ended September 30,	2008	2008	2008	2007	2008	2007

Property
Roswell, GA	$1,307,896	$1,584,095	$(6,210,373)	$(190,435)	79%	94%
Kansas City, KS (1)	(34,738)	158,663	—	361,453	N/A	N/A
Hampton, VA	990,925	973,673	1,039,970	196,255	99%	100%
Ocean City, MD	588,363	605,871	(135,750)	(336,204)	89%	89%
Westminster, MD	875,779	1,171,141	(594,987)	272,262	100%	100%
Dunn, NC (2)	(13,500)	62,983	(6,820)	4,418	34%	90%
CARS Preferred Equity	750,044	719,916	(813,168)	—	N/A	N/A

	$4,464,769	$5,276,342	$(6,721,128)	$307,749

Three Months Ended September 30,
Property
Roswell, GA	$392,849	$532,486	$(5,501,424)	$(1,727,833)
Kansas City, KS (1)	(42,225)	(3,250)	—	(52,381)
Hampton, VA	321,838	322,134	(255,099)	99,975
Ocean City, MD	265,982	223,546	(616,807)	(133,826)
Westminster, MD	111,047	431,502	(594,054)	(9,637)
Dunn, NC (2)	(238,221)	62,984	(96,196)	4,418
CARS Preferred Equity	249,615	254,644	(228,576)	—

	$1,060,885	$1,824,046	$(7,292,156)	$(1,819,284)

(1)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the nine months ended September 30, 2008.

(2)	The Dunn, North Carolina retail property was acquired on August 17, 2007.
Net Investment Income
Net investment income for the Partnership’s retail properties was approximately $4.5 million for the nine months ended September 30, 2008, a decrease of approximately $0.8 million from the prior year period. The decrease in net investment income was largely due to (a) the allowance for accrued income that was deemed uncollectible at the retail property in Westminster, MD; (b) increased vacancy at the Roswell, Georgia retail property; (c) lost rent related to the Kansas City, Kansas retail property sold on June 29, 2007; and (d) a one-time occurrence related to bad debt expense at the retail property in Dunn, North Carolina.
Net investment income for the Partnership’s retail properties was approximately $1.1 million for the quarter ended September 30, 2008, a decrease of approximately $0.7 million from the prior year period. The decrease was largely due to (a) the allowance for accrued income that was deemed uncollectible at the retail property in Westminster, Maryland; (b) a decrease in occupancy at the retail property in Roswell, Georgia; and (c) a one-time occurrence related to bad debt expense at the retail property in Dunn, North Carolina, as discussed above.

Realized and Unrealized Gain/(Loss)
The retail properties owned by the Partnership recorded a net unrealized loss of approximately $6.7 million for the nine months ended September 30, 2008, compared with a net realized and unrealized gain of approximately $0.3 million for the prior year period. The unrealized loss for the nine months ended September 30, 2008 was primarily due to (a) a net unrealized loss of approximately $6.2 million at the retail property in Roswell, Georgia due to various leasing challenges, a frozen credit market, and a lack of buyer interest in the retail sector; (b) a net unrealized loss of approximately $0.8 million from the Capital Automotive, or “CARS”, preferred equity investment due to an increase in investor return requirements for preferred equity positions; (c) a $0.6 million unrealized loss related to collectibility of a partner loan at the retail property in Westminster, Maryland and (d) a net unrealized loss of approximately $0.1 million at the Ocean City, Maryland retail investment due to an increase in capitalization rates resulting from continued uncertainty in the market. Partially offsetting these unrealized losses was an unrealized gain of approximately $1.0 million recorded at the Hampton, Virginia retail property resulting from extended average lease terms.
The retail properties owned by the Partnership recorded a net unrealized loss of approximately $7.3 million for the quarter ended September 30, 2008, compared with a net realized and unrealized loss of approximately $1.8 million for the prior year period. The unrealized loss for the quarter ended September 30, 2008 was primarily due to (a) a net unrealized loss of approximately $5.5 million at the retail property in Roswell, Georgia as discussed above; (b) a $0.6 unrealized loss related to collectibility of a partner loan at the retail property in Westminster, Maryland; (c) a net unrealized loss of approximately $0.6 million at the Ocean City, Maryland retail investment due to an increase in capitalization rates resulting from continued uncertainty in the market; and (d) softening market conditions affecting the retail properties in Hampton, Virginia and Dunn, North Carolina.
INDUSTRIAL PROPERTY

	Net Investment	Net Investment	Realized	Realized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Nine Months Ended September 30,	2008	2007	2008	2007	2008	2007
Property
Aurora, CO (1)	$—	$14,363	$—	$345,832	N/A	N/A

Three Months Ended September 30,
Property
Aurora, CO (1)	$—	$(1,595)	$—	$—

(1)	The Partnership sold the property on February 7, 2007.
Net Investment Income
The Partnership sold its industrial property on February 7, 2007. Therefore no net investment income was received for the nine months ended September 30, 2008, reflecting a minimal decrease from the prior year period.
The Partnership’s industrial property recorded no net investment income for the quarter ended September 30, 2008, compared with a minimal decrease in the prior year period.
Total Realized and Unrealized Gain/(Loss)
The Partnership’s industrial property was sold on February 7, 2007. Therefore no realized gains and/or losses were recorded for the nine and three-month periods ended September 30, 2008.

HOTEL PROPERTY

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Nine Months Ended September 30,	2008	2007	2008	2007	2008	2007
Property
Lake Oswego, OR	$961,822	$979,791	$(460,225)	$699,273	76%	77%

Three Months Ended September 30,
Property
Lake Oswego, OR	$432,562	$453,390	$(359,467)	$(331,684)
Net Investment Income
Net investment income for the Partnership’s hotel property was approximately $1.0 million for the nine months ended September 30, 2008, relatively unchanged from the prior year period. Net investment income for the Partnership’s hotel property was approximately $0.4 million for the quarter ended September 30, 2008, also relatively unchanged from the prior year period.
Unrealized Gain/(Loss)
The Partnership’s hotel property recorded an unrealized loss of approximately $0.5 million for the nine months ended September 30, 2008, compared with an unrealized gain of approximately $0.7 million for the prior year period. The Partnership’s hotel property recorded an unrealized loss of approximately $0.4 million for the quarter ended September 30, 2008, compared with an unrealized loss of $0.3 million for the prior year period. The unrealized losses for both the nine and three-month periods ended September 30, 2008 were due to increased expenses and softening market conditions.

Other
Other net investment loss increased approximately $0.9 million and $0.2 million for the nine and three-month periods ended September 30, 2008, respectively, from the prior year period. The increase in other net investment loss was primarily due to lower interest earned on short-term investments. Other net investment includes interest income from short-term investments, investment management fees, and portfolio level expenses.
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
In December 2007, FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, and SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). SFAS 141R expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing SFAS 141, including changes to acquisition related contingent consideration, pre-acquisition contingencies, non controlling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. SFAS 160 requires the non-controlling interest to be reported as a separate component of equity. It also changes the allocation of losses and accounting in step acquisitions. The provisions in SFAS 160 should be applied prospectively except for the presentation and disclosure requirements, which are required retrospectively for all periods presented. SFAS 141R and SFAS 160 are effective for the acquisition closing after the first annual reporting period beginning after December 15, 2008. The Partnership is currently reviewing the provisions in SFAS 141R and SFAS 160, and assessing whether the changes would be material to its financial statements upon adoption.

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
Fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The fair value measurement objective is to determine the exit price at which the Partnership would receive to sell an asset based on the highest and best use valuation premise or pay to transfer a liability taking into consideration the perspectives of market participant and the assumptions they may use. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc. (“PFI”), is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party appraisal firm has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.
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
Land held for development is reported at estimated fair value, which approximates the acquisition cost plus soft costs incurred prior to development. The estimated fair value is determined based on the amount at which the Partnership would receive if the land were sold at the reporting date taking into consideration the assumptions that market participants may use.
The Partnership periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications. The funding obligation/forward contract obligation and related asset are recorded in the consolidated financial statements in the period in which the project is waived or deemed to have reached substantial completion, equal to or over 90% complete, and the Partnership’s commitment to fund is firm. The amount of any unrealized gain or loss recognized is based upon the difference between the estimated investment’s fair value as described above and the Partnership’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements. As of September 30, 2008 and December 31, 2007, no such funding obligation existed.

As described above, the estimated fair value of real estate and real estate related assets is determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of September 30, 2008 and December 31, 2007.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk — The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 26.77% of its investment portfolio as of September 30, 2008, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.
The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at September 30, 2008:

			Average
	Maturity	Estimated Market Value (millions)	Interest Rate
Cash and Cash equivalents	0-3 months	$26.1	2.77%
The table below discloses the Partnership’s debt as of September 30, 2008. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands),								Estimated
including current portion	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Weighted Average Fixed Interest Rate	5.77%	5.75%	5.11%	5.04%	5.04%	5.04%	5.29%
Fixed Rate	$126	$9,277	$565	$604	$646	$4,940	$16,158	$16,423

Variable Rate	—	—	14,587	—	—	9,000	23,587	23,129

Premium/(Discount)	—	—	—	—	—	(29)	(29)	—

Total Mortgage Loans Payable	$126	$9,277	$15,152	$604	$646	$13,911	$39,716	$39,552

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e),under the Securities Exchange Act of 1934, as amended as of September 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f) and 15d – 15(f), during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our 2007 Annual Report on Form 10-K.

Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.
Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially heightened during the third quarter of 2008. The volatility, disruption and dislocation of the global financial markets have reached unprecedented levels. The availability and cost of credit, or capital, has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession.
The global fixed-income markets are experiencing a period of both extreme volatility and illiquid market conditions, which has affected a broad range of asset classes and investment sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on our business. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins could erode. In addition, in the event of a prolonged economic downturn, we could incur significant losses in our investment portfolio.
The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer or stop paying insurance premiums. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.
In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The U.S. Treasury and the bank regulatory agencies have also announced coordinated programs to invest an aggregate of $250 billion (out of the $700 billion) in capital issued by qualifying U.S. financial institutions and to guarantee senior debt of all FDIC insured institutions and their qualifying holding companies, as well as deposits in non-interest bearing transaction accounts. The capital issuance program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. We cannot predict with any certainty the effect these actions will have on the financial markets or on our business, results of operations, cash flows and financial condition.

Continuing adverse financial market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries.
Adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including securities lending and repurchase agreements, commercial paper, medium and long-term debt and capital securities.
Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, replace capital withdrawn by customers or raise new capital required as a result of volatility in the markets. As a result, we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.
In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate our capital adequacy. We manage our RBC ratio to a level consistent with a AA ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Subsequent to September 30, 2008 market conditions have negatively impacted the level of our capital, and absent a recovery in markets we will need to take capital management actions to maintain capital consistent with these ratings objectives, which may include redeployment of financial resources from internal sources or, if markets continue to decline, require external sources of capital. Certain of these capital management activities may require regulatory approval.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.
Even under relatively more favorable market conditions (such as those prevailing before the second half of 2007), our insurance products and certain of our investment products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:
•	All real estate investments are subject to varying degrees of risk. The yields available from investments depend on the amounts of income generated and expenses incurred. If investment properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, cash flow will be adversely affected.

•	The revenues and value of a particular real estate investment may be adversely affected by a number of factors, including, but not limited to: the cyclical nature of the real estate market, availability of credit and debt, general national economic conditions, local economic conditions, local real estate conditions, and fluctuations in operating costs, including real estate taxes and utilities. Certain significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. If a property is mortgaged to secure payment of indebtedness, and if the mortgaged property is unable to produce enough revenue to cover its mortgage or other debt payments, a loss could be sustained as a result of foreclosure on the property or the exercise of other remedies by the lender. In addition, a property’s revenues and real estate value may also be affected by such factors as potential liability under applicable federal, state and local laws and regulations, which may vary widely depending upon location, including tax laws, environmental laws, Americans with Disabilities Act accessibility requirements, and rent stabilization laws.

The dramatic deterioration in the capital markets and increasing weakness in the overall economy may adversely affect all sectors of the real estate market and may lead to declines in property values. Adverse capital market conditions could impact the liquidity of our investments, affecting their value and potentially resulting in higher realized and/or unrealized losses. These events may have an adverse affect on our investment results.

High volatility in the real estate market could adversely affect our valuation of individual real properties and other real estate-related investments and result in a material difference between our appraisals and the realizable value of the investments.

Regardless of market conditions, certain investments we hold, including the properties in the Account, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•	Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business. These market conditions may limit our ability to replace, in a timely manner, maturing obligations and access the capital necessary to replace assets withdrawn by customers.

•	Market conditions could also impact our ability to fund foreseen and unforeseen cash and collateral requirements, potentially inhibiting our ability to perform under our counterparty obligations, support business initiatives and increasing realized losses.

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting persistency of our life insurance and annuity products, including those offering the Account as an investment option.
As described above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened during the third quarter of 2008. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.
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
Date: November 13, 2008

By:	/s/ Richard J. Carbone
Richard J. Carbone
Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)