Form 10-Q
period 2009-06-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2009-08-14
CIK 846581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America, or the “Company”, or the Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of ongoing severe economic conditions and the severe stress experienced by the financial markets since the second half of 2007 (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including government actions in response to the stress experienced by the financial markets; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. As noted above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The forgoing risks are even more pronounced in these unprecedented market and economic conditions. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

June 30, 2009 and December 31, 2008

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$70,746,666	$86,786,975

Net Assets	$70,746,666	$86,786,975

NET ASSETS, representing:
Equity of contract owners	$49,395,593	$59,902,956
Equity of The Prudential Insurance Company of America	21,351,073	26,884,019

	$70,746,666	$86,786,975

Units outstanding	35,277,099	36,703,680

Portfolio shares held	2,626,531	2,741,864
Portfolio net asset value per share	$26.94	$31.65

STATEMENTS OF OPERATIONS

For the six and three months ended June 30, 2009 and 2008

	1/1/2009-6/30/2009 (unaudited)	1/1/2008-6/30/2008 (unaudited)	4/1/2009-6/30/2009 (unaudited)	4/1/2008-6/30/2008 (unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$1,424,415	$2,448,350	$578,273	$1,134,135

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	210,317	282,395	99,281	141,230

NET INVESTMENT INCOME	1,214,098	2,165,955	478,992	992,905

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	(12,552,327)	(520,067)	(3,966,163)	(239,893)
Net realized gain (loss) on sale of investments in Partnership	(1,806,514)	0	(140,157)	0

NET GAIN (LOSS) ON INVESTMENTS	(14,358,841)	(520,067)	(4,106,320)	(239,893)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(13,144,743)	$1,645,888	$(3,627,328)	$753,012

STATEMENTS OF CHANGES IN NET ASSETS
For the six and three months ended June 30, 2009 and 2008

	1/1/2009-6/30/2009 (unaudited)	1/1/2008-6/30/2008 (unaudited)	4/1/2009-6/30/2009 (unaudited)	4/1/2008-6/30/2008 (unaudited)

OPERATIONS
Net investment income	$1,214,098	$2,165,955	$478,992	$992,905
Net change in unrealized gain (loss) on investments in Partnership	(12,552,327)	(520,067)	(3,966,163)	(239,893)
Net realized gain (loss) on sale of investments in Partnership	(1,806,514)	0	(140,157)	0

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	(13,144,743)	1,645,888	(3,627,328)	753,012

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(1,528,989)	(952,781)	(486,135)	(328,299)
Net contributions (withdrawals) by The Prudential Insurance Company of America	(1,366,577)	1,235,176	(2,520,467)	469,529

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(2,895,566)	282,395	(3,006,602)	141,230

TOTAL INCREASE (DECREASE) IN NET ASSETS	(16,040,309)	1,928,283	(6,633,930)	894,242

NET ASSETS
Beginning of period	86,786,975	100,212,593	77,380,596	101,246,634

End of period	$70,746,666	$102,140,876	$70,746,666	$102,140,876

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2009

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

The interim financial data as of June 30, 2009 and for the six and three months ended June 30, 2009 and 2008 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The Account has evaluated subsequent events through August 14, 2009, the date these financial statements were issued as part of this Quarterly Report on Form 10-Q.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Account adopted this guidance within the interim period ending June 30, 2009. The Account’s adoption of this guidance did not have a material effect on the Account’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement addresses the accounting for and disclosure of subsequent events not addressed in other applicable Generally Accepted Accounting Principles, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Account’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Account’s financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 2A.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB’s Codification was launched on July 1, 2009 as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification is not intended to change U.S. GAAP but is a new structure which takes accounting pronouncements and organizes them by accounting topic. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will become effective for the Partnership beginning with the interim reporting period ending September 30, 2009 and will impact the way the Partnership’s references U.S. GAAP accounting standards in the financial statements.

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At June 30, 2009 and December 31, 2008 the Account’s interest in the Partnership was 40.6% or 2,626,531 shares and 40.6% or 2,741,864 shares respectively. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

C.	Income Recognition

Net investment income and realized and unrealized gains and losses are recognized daily. Amounts are based upon the Account’s proportionate interest in the Partnership.

D.	Equity of The Prudential Insurance Company of America

Prudential maintains a position in the Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions and expense processing. The position does not affect contract owners’ accounts or the related unit values.

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

Note 5: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Prudential’s variable insurance and variable annuity products for the six months ended June 30, 2009 and 2008, were as follows:

	Six Months Ended June 30, (Unaudited)
	2009	2008
PVAL/PVAL $100,000+ face value	$(1,449,583)	$(832,280)
PDISCO+/VIP	(79,406)	(120,501)

TOTAL	$(1,528,989)	$(952,781)

Note 6: Partnership Distributions

As of June 30, 2009, the Partnership made a distribution of $8 million. The Prudential Variable Contract Real Property Account’s share of this distribution was $3.1 million. For the year ended December 31, 2008, the Partnership made no distributions.

Note 7: Unit Information

Outstanding units and unit values at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
Units Outstanding:	35,277,099	36,703,680
Unit Value:	1. 88090 to 2.10105	2.22351 to 2.47629

Note 8: Financial Highlights

The range of total return for the six months ended June 30, 2009 and 2008 was as follows:

	2009	Six Months Ended June 30, (Unaudited)	2008
Total Return	-15.41% to -15.15%		1.32% to 1.62%

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

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s)
Assets:	Amounts Measured at Fair Value 06/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$70,747	$—	$—	$70,747

Total Assets	$70,747	$—	$—	$70,747

As required under SFAS 157, table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2009 and December 31, 2008.

Table 2:

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the six months ending June 30, 2009 (Level 3)

Beginning balance @ 12/31/08	$86,787

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(14,359)
Net Investment Income from Partnership operations	$1,425
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$(3,106)
Equity losses	—
Distributions	—

Ending balance @ 06/30/09	$70,747

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(14,359)

Table 2:
($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the three months ending June 30, 2009 (Level 3)

Beginning balance @ 03/31/09	$77,381

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(4,106)
Net Investment Income from Partnership operations	$578
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$(3,106)
Equity losses	—
Distributions	—

Ending balance @ 06/30/09	$70,747

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4,106)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS

REAL ESTATE INVESTMENTS—At estimated fair value:
Real estate and improvements (cost: 06/30/2009—$209,026,270; 12/31/2008—$245,808,214)	$176,200,000	$221,196,000
Real estate partnerships and preferred equity investments (cost: 06/30/2009—$14,306,440; 12/31/2008—$14,324,204)	10,488,750	11,796,716

Total real estate investments	$186,688,750	$232,992,716

CASH AND CASH EQUIVALENTS	31,740,955	27,736,520

OTHER ASSETS, NET	2,647,353	2,936,037

Total assets	$221,077,058	$263,665,273

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 6/30/09 $23,536; 12/31/08 $26,480)	$39,817,706	$40,047,827

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,752,524	2,924,938

DUE TO AFFILIATES	680,223	851,595

OTHER LIABILITIES	844,874	978,342

Total liabilities	44,095,327	44,802,702

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	174,053,180	213,938,308

NONCONTROLLING INTEREST	2,928,551	4,924,263

	176,981,731	218,862,571

Total liabilities and partners’ equity	221,077,058	263,665,273

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,461,874	6,758,960

SHARE VALUE AT END OF PERIOD	$26.94	$31.65

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
INVESTMENT INCOME:
Revenue from real estate and improvements	$13,312,107	$15,396,172	$6,459,211	$7,688,146
Equity in income of real estate partnerships	521,717	509,865	250,274	209,416
Interest on short-term investments	20,689	231,379	9,942	107,136

Total investment income	13,854,513	16,137,416	6,719,427	8,004,698

INVESTMENT EXPENSES:
Operating	3,443,652	3,477,527	1,679,901	1,753,917
Investment management fee	1,392,753	1,731,170	666,816	869,648
Real estate taxes	1,469,026	1,481,620	713,321	746,774
Administrative	2,610,603	2,527,907	1,379,919	1,416,779
Interest expense	892,857	958,671	432,123	516,518

Total investment expenses	9,808,891	10,176,895	4,872,080	5,303,636

NET INVESTMENT INCOME	4,045,622	5,960,521	1,847,347	2,701,062

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	9,655,626	—	9,655,626	—
Less: Cost of real estate investments sold	37,901,326	—	37,901,326	—

Gain (loss) realized from real estate investments sold	(28,245,700)	—	(28,245,700)	—

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(23,793,594)	—	(27,901,326)	—

Net gain (loss) recognized on real estate investments sold	(4,452,106)	—	(344,374)	—

Unrealized gain (loss) on investments:
Change in unrealized gain (loss) on real estate investments	(33,297,850)	(926,021)	(11,077,508)	(309,944)

Net unrealized gain (loss) on real estate investments	(33,297,850)	(926,021)	(11,077,508)	(309,944)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	(37,749,956)	(926,021)	(11,421,882)	(309,944)

Increase (decrease) in net assets resulting from operations	$(33,704,334)	$5,034,500	$(9,574,535)	$2,391,118

Amounts attributable to noncontrolling interest:
Net investment income attributable to noncontrolling interest	535,189	(74,900)	422,735	(94,691)
Net unrealized gain (loss) attributable to noncontrolling interest	(2,354,395)	355,997	(1,299,779)	281,416

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$(1,819,206)	$281,097	$(877,044)	$186,725

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	3,510,433	6,035,421	1,424,612	2,795,753
Net realized gain (loss) attributable to general partners’ controlling interest	(4,452,106)	—	(344,374)	—
Net unrealized gain (loss) attributable to general partners’ controlling interest	(30,943,455)	(1,282,018)	(9,777,729)	(591,360)

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$(31,885,128)	$4,753,403	$(8,697,491)	$2,204,393

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Six Months Ended June 30,
	2009			2008
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$3,510,433	$535,189	$4,045,622	$6,035,421	$(74,900)	$5,960,521
Net gain (loss) realized and unrealized from real estate investments	(35,395,561)	(2,354,395)	(37,749,956)	(1,282,018)	355,997	(926,021)

Increase (decrease) in net assets resulting from operations	(31,885,128)	(1,819,206)	(33,704,334)	4,753,403	281,097	5,034,500

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals	(8,000,000)	—	(8,000,000)	—	—	—
Contributions from noncontrolling interest	—	15,000	15,000	—	80,000	80,000
Distributions to noncontrolling interest	—	(191,506)	(191,506)	—	(8,138)	(8,138)

Increase (decrease) in net assets resulting from capital transactions	(8,000,000)	(176,506)	(8,176,506)	—	71,862	71,862

INCREASE (DECREASE) IN NET ASSETS	(39,885,128)	(1,995,712)	(41,880,840)	4,753,403	352,959	5,106,362

NET ASSETS - Beginning of period	213,938,308	4,924,263	218,862,571	247,033,759	7,004,790	254,038,549

NET ASSETS - End of period	$174,053,180	$2,928,551	$176,981,731	$251,787,162	$7,357,749	$259,144,911

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$(33,704,334)	$5,034,500
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	37,749,956	926,021
Amortization of discount on investment level debt	2,944	—
Amortization of deferred financing costs	28,427	36,283
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	17,766	31,609
Bad debt expense	44,809	33,044
(Increase) decrease in:
Other assets	215,448	(975,772)
Increase (decrease) in:
Accounts payable and accrued expenses	(172,414)	446,270
Due to affiliates	(171,372)	(18,318)
Other liabilities	(133,468)	(94,649)

Net cash flows provided for (used in) operating activities	3,877,762	5,418,988

CASH FLOWS PROVIDED FOR INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	9,655,626	—
Additions to real estate and improvements	(1,119,382)	(6,328,162)

Net cash flows provided for (used in) investing activities	8,536,244	(6,328,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	(8,000,000)	—
Proceeds from investment level debt	—	22,005,985
Principal payments on investment level debt	(233,065)	(15,839,484)
Contributions from noncontrolling interest partners	15,000	80,000
Distributions to noncontrolling interest	(191,506)	(8,138)

Net cash flows provided for (used in) financing activities	(8,409,571)	6,238,363

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,004,435	5,329,189

CASH AND CASH EQUIVALENTS - Beginning of period	27,736,520	18,215,871

CASH AND CASH EQUIVALENTS - End of period	$31,740,955	$23,545,060

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

Property Name	June 30, 2009 Ownership	City, State	2009 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	June 30, 2009 (unaudited)		December 31, 2008
				Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$25,273,662	$7,300,000	$25,218,777	$9,542,046
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,543,250	9,000,000	12,512,985	11,000,000
Westpark	WO	Nashville, TN	97,199	12,399,201	9,600,000	12,060,981	13,753,954
Financial Plaza	WO	Brentwood, TN	98,049	12,410,549	10,000,000	12,389,207	12,700,000

		Offices % as of 6/30/09	21%	62,626,662	35,900,000	62,181,950	46,996,000

APARTMENTS

Brookwood Apartments	WO	Atlanta, GA	240 Units	20,053,288	14,400,000	19,810,918	16,100,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,464,318	15,000,000	16,433,544	16,600,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,815,992	20,000,000	22,732,363	25,000,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,717,802	10,200,000	13,649,938	11,000,000

		Apartments % as of 6/30/09	34%	73,051,400	59,600,000	72,626,763	68,700,000

RETAIL
King’s Market	WO	Rosewell, GA	Sold	—	—	37,893,595	14,100,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,124,072	21,600,000	18,110,816	23,400,000
White Marlin Mall	CJV	Ocean City, MD	186,016	23,297,550	25,700,000	23,271,014	28,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,044,841	14,900,000	15,044,721	17,700,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	Sold	34,329	34,329	13,595	13,595
CARS Preferred Equity	PE	Various	N/A	14,272,111	10,454,421	14,310,609	11,783,121
Harnett Crossing	CJV	Dunn, NC	193,235	6,381,245	3,600,000	6,366,767	3,900,000

		Retail % as of 6/30/09	44%	77,154,148	76,288,750	115,011,117	99,496,716

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,500,500	14,900,000	10,312,588	17,800,000
		Hotel % as of 6/30/09	9%	10,500,500	14,900,000	10,312,588	17,800,000

Total Real Estate Investments as a Percentage of General Partners’ Controlling Interest as of 6/30/09			107%	$223,332,710	$186,688,750	$260,132,418	$232,992,716

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

EJV - Joint Venture Investment accounted for under the equity method

PE - Preferred equity investments accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		June 30, 2009 (unaudited)		December 31, 2008
	Face Amount	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS—Percentage of General Partner’s Controlling Interest			18.2%		13.0%

Federal Home Loan Bank, 0 coupon bond, July 1, 2009	$16,818,000	$226,000	$226,000	$1,000,000	$1,000,000
Federal Home Loan Bank, 0 coupon bond, August 24, 2009	4,998,875	4,998,875	4,998,875	4,446,932	4,446,932
Federal Home Loan Bank, 0 coupon bond July 22, 2009	24,997,521	24,997,521	24,997,521	1,999,985	1,999,985
Federal Home Loan Bank, 0 coupon bond	—	—	—	18,831,977	18,831,977

Total Cash Equivalents		30,222,396	30,222,396	26,278,894	26,278,894

Cash		1,518,559	1,518,559	1,457,626	1,457,626

Total Cash and Cash Equivalents		$31,740,955	$31,740,955	$27,736,520	$27,736,520

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2009 and December 31, 2008

Note 1: Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying unaudited consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the audited consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2008. The Partnership has evaluated subsequent events through August 14, 2009, the date these financial statements were issued as part of this Quarterly Report on Form 10-Q.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. Upon adoption, SFAS No. 160 requires retrospectively adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $4.9 million December 31, 2008. In addition, net income (loss) attributable to the noncontrolling interest, which was previously reported as an expense and reflected within Net Investment Income is now reported as a separate amount below “Increase (decrease) in Net Assets Resulting from Operations”, and totaled ($0.1) and ($0.1) million for the three and six months ended June 30, 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2009 and December 31, 2008

Note 1: Summary of Significant Accounting Policies (continued)

B.	Accounting Pronouncements Adopted (continued)

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Partnership adopted this guidance within the interim period ending June 30, 2009. The Partnership’s adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement addresses the accounting for and disclosure of subsequent events not addressed in other applicable Generally Accepted Accounting Principles, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Partnership’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 1A.

C.	New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB’s Codification was launched on July 1, 2009 as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification is not intended to change U.S. GAAP but is a new structure which takes accounting pronouncements and organizes them by accounting topic. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will become effective for the Partnership beginning with the interim reporting period ending September 30, 2009 and will impact the way the Partnership’s references U.S. GAAP accounting standards in the financial statements.

Note 2: Reclassification

Certain prior period balances have been reclassified to conform with current period presentation. Such reclassifications had no effect on previously reported net assets.

Note 3: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the six months ended June 30, 2009, and 2008, was $864,429 and $813,368, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2009 and December 31, 2008

Note 4: Fair Value Measurements

Valuation Methods

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

June 30, 2009 and December 31, 2008

Note 4: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at June 30, 2009 using
Assets:	Carrying amount at 6/30/09	Amounts measured at fair value 6/30/09	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$209,026	$176,200	$—	$—	$176,200
Real estate partnerships and preferred equity investments	14,306	10,489	—	—	10,489

Total	$223,332	$186,689	$—	$—	$186,689

		(in 000’s)
		Fair value measurements at December 31, 2008 using
Assets:	Carrying amount at 12/31/09	Amounts measured at fair value 12/31/2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$245,808	$221,196	$—	$—	$221,196
Real estate partnerships and preferred equity investments	14,324	11,797	—	—	11,797

Total	$260,132	$232,993	$—	$—	$232,993

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2009 and December 31, 2008

Note 4: Fair Value Measurements (continued)

As required under SFAS 157, table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2009 and December 31, 2008.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the six months ended June 30, 2009

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/09	$221,196	$11,797	$232,993

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(36,460)	(1,290)	(37,750)
Equity income (losses)/interest income	—	522	522
Purchases, issuances and settlements	(8,536)	(540)	(9,076)

Ending balance @ 6/30/09	$176,200	$10,489	$186,689

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(36,460)	$(1,290)	$(37,750)

(in 000’s)

Fair value measurements using significant unobservable inputs for the six months ended June 30, 2008

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2009 and December 31, 2008

Note 4: Fair Value Measurements (continued)

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending June 30, 2009

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 4/1/09	$196,500	$10,611	$207,111

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(11,322)	(100)	(11,422)
Equity income (losses)/interest income	—	251	251
Purchases, issuances and settlements	(8,978)	(273)	(9,251)

Ending balance @ 6/30/09	$176,200	$10,489	$186,689

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(10,978)	$(100)	$(11,078)

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending June 30, 2008

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 4/1/08	$256,988	$14,555	$271,543

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	275	(585)	(310)
Equity income (losses)/interest income	—	209	209
Purchases, issuances and settlements	3,118	(272)	2,846

Ending balance @ 6/30/08	$260,381	$13,907	$274,288

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$275	$(585)	$(310)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2009 and December 31, 2008

Note 5: Investment Level Debt

Investment level debt includes mortgage loans payable on wholly owned properties and consolidated partnerships and is stated at the principal amount of the obligations outstanding. At times the Partnership may assume debt in connection with the purchase of real estate. For debt assumed, the Partnership allocates a portion of the purchase price to the below/above market debt and amortizes the premium/discount over the remaining life of the debt.

Based on borrowing rates available to the Partnership at June 30, 2009 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $39 million, and a carrying value of $40 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 6: Risk

A.	Valuation Risk

There continues to be significant disruptions in the global capital, credit and real estate markets. These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and these differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of June 30, 2009 and December 31, 2008.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At June 30, 2009 the Partnership had no outstanding matured loans.

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

Note 7: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2009 and December 31, 2008

Note 8: Related Party Transactions

Pursuant to an investment management agreement, Prudential Investment Management, Inc. (“PIM”) charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2009 and 2008, management fees incurred by the Partnership were $1,392,753 and $1,731,170, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for each of the six months ended June 30, 2009 and 2008 were $26,814 and $26,814, and are classified as administrative expenses in the Consolidated Statements of Operations.

Note 9: Financial Highlights

	For The Six Months Ended June 30,
	2009	2008	2007	2006	2005
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$31.65	$36.55	$33.87	$29.59	$26.15
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	0.73	1.15	1.08	0.94	0.78
Investment Management fee attributable to general partners’ controlling interest	(0.20)	(0.26)	(0.24)	(0.22)	(0.19)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	(5.24)	(0.19)	0.96	1.86	0.76

Net Increase in Net Assets Resulting from Operations attributable to general partners’ controlling interest	(4.71)	0.70	1.80	2.58	1.35

Net Asset Value attributable to general partners’ controlling interest, end of period	$26.94	$37.25	$35.67	$32.17	$27.50

Total Return attributable to general partners’ controlling interest, before Management Fee:	-14.27%	2.63%	6.05%	9.49%	5.90%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	-14.89%	1.92%	5.32%	8.73%	5.16%
Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$174	$252	$241	$223	$196
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	0.69%	0.72%	0.77%	0.73%	0.73%
Net Investment Income, before Management Fee	2.42%	3.14%	3.19%	3.13%	2.96%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(a) Liquidity and Capital Resources

As of June 30, 2009, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $31.7 million, an increase of approximately $4.0 million from $27.7 million at December 31, 2008. The increase was primarily due to cash flows received from the Partnership’s operating activities and the disposition of a retail asset, as discussed below. Partially offsetting this increase were capital expenditures to existing properties and a distribution to the Partners, as detailed below. Sources of liquidity included net cash flow from property operations, financings, dispositions, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of June 30, 2009, approximately 14.4% of the Partnership’s total assets consisted of cash and cash equivalents.

The Partnership disposed of a retail center in Roswell, Georgia during the six months ended June 30, 2009. The property sold for net proceeds of approximately $9.7 million. Also during the period, the Partnership made distributions to its Partners totaling $8.0 million.

During the six months ended June 30, 2009, the Partnership spent approximately $1.1 million on capital improvements to various existing properties. Approximately $0.3 million was associated with capital upgrades at the office property in Brentwood, Tennessee; approximately $0.2 million funded renovations at the apartment property in Atlanta, Georgia; and approximately $0.2 million contributed to renovations and exterior upgrades at the hotel property in Lake Oswego, Oregon. The remaining $0.4 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the six and three-month periods ended June 30, 2009, and 2008.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the six months ended June 30, 2009 was approximately $3.5 million, a decrease of approximately $2.5 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily attributable to a $1.4 million decline in the retail sector investments’ net investment income from the prior year period. Additionally the office, apartment, and hotel sector investments’ net investment incomes each declined approximately $0.4 million from the prior year period. Partially offsetting these decreases was less of a loss in other net investment losses attributable to the general partners’ controlling interest of approximately $0.1 million from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the quarter ended June 30, 2009 was approximately $1.4 million, a decrease of approximately $1.4 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily attributable to the $0.9 million and $0.3 million declines in the retail and office sector investments’ net investment income from the prior year period, respectively. Additionally the apartment and hotel sector investments’ net investment incomes attributable to the general partners’ controlling interest each declined approximately $0.2 million from the prior year period. Partially offsetting this decline was a decrease in other net investment losses attributable to the general partners’ controlling interest of approximately $0.1 million from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation Overview

The Partnership realized losses attributable to the general partners’ controlling interest of $4.5 million and $0.3 million for the six and three-month periods ended June 30, 2009, respectively, compared with no realized gains or losses attributable to the general partners’ controlling interest for the prior year periods. The losses were the result of the below-market value disposition of the Partnership’s retail property in Roswell, Georgia.

The Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $30.9 million for the six months ended June 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.3 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the six months ended June 30, 2009 was due to property valuation declines across all property sector investments.

The Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $9.8 million for the quarter ended June 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.6 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the quarter ended June 30, 2009 was attributable to property valuation declines in the office, apartment, retail, and hotel sector investments of approximately $5.3 million, $1.1 million, $2.4 million and $1.0 million, respectively. The net unrealized losses attributable to the general partners’ controlling interest for the six and three-month periods ended June 30, 2009, respectively, were attributable to valuation declines in all property sectors primarily due to increased investment rates suggesting an industry-wide repricing. Investment rates include direct and terminal capitalization rates (average increases for the Partnership of 68 and 40 basis points, respectively, from the period ended December 31, 2008), and discount rates (average increase for the Partnership of 54 basis points from the period ended December 31, 2008), which reflect investors’ yield requirements on investments. The increase in investment rates was caused by the national economic downturn, frozen credit markets, weakening market fundamentals, and deteriorated demand for commercial real estate. The components of these valuation losses are discussed below by investment type. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and realized and unrealized gains or losses attributable to the general partners’ controlling interest by investment type for the six and three-month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Net Investment Income:

Office properties	$1,555,381	$1,943,568	$729,130	$972,153
Apartment properties	1,290,928	1,700,126	691,006	850,881
Retail properties	2,162,411	3,577,898	815,584	1,677,769
Hotel property	155,789	529,259	92,084	280,402
Other (including interest income, investment mgt fee, etc.)	(1,654,076)	(1,715,430)	(903,192)	(985,452)

Total Net Investment Income	$3,510,433	$6,035,421	$1,424,612	$2,795,753

Net Realized Gain (Loss) on Real Estate Investments:

Retail properties	(4,452,106)	—	(344,374)	—

Net Realized Gain (Loss) on Real Estate Investments	(4,452,106)	—	(344,374)	—

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(11,540,712)	(2,362,601)	(5,344,863)	(230,486)
Apartment properties	(9,524,636)	610,313	(1,102,203)	(189,835)
Retail properties	(7,407,778)	571,028	(2,355,885)	(402,342)
Industrial property	—	—	—	—
Hotel property	(2,470,329)	(100,758)	(974,778)	231,303

Net Unrealized Gain (Loss) on Real Estate Investments	(30,943,455)	(1,282,018)	(9,777,729)	(591,360)

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$(35,395,561)	$(1,282,018)	$(10,122,103)	$(591,360)

Increase/(Decrease) in Net Assets	$(31,885,128)	$4,753,403	$(8,697,491)	$2,204,393

OFFICE PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Lisle, IL	$45,775	$294,029	$(2,296,931)	$(1,137,059)	32%	61%
Brentwood, TN	352,985	524,261	(4,492,174)	(23,737)	70%	89%
Beaverton, OR	604,307	561,460	(2,030,265)	(1,201,805)	88%	85%
Brentwood, TN	552,314	563,818	(2,721,342)	—	100%	100%

	$1,555,381	$1,943,568	$(11,540,712)	$(2,362,601)

Three Months Ended June 30,
Property
Lisle, IL	$(23,610)	$170,639	$(1,243,316)	$(102,786)
Brentwood, TN	175,550	260,132	(1,850,863)	(23,737)
Beaverton, OR	306,822	277,788	(630,265)	(103,963)
Brentwood, TN	270,368	263,594	(1,620,419)	—

	$729,130	$972,153	$(5,344,863)	$(230,486)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $1.6 million for the six months ended June 30, 2009, a decrease of approximately $0.4 million from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.7 million for the quarter ended June 30, 2009, a decrease of approximately $0.3 million from the prior year period. The decreases for the six and three-month periods ended June 30, 2009 were primarily due to decreased occupancy at the properties in Lisle, Illinois and Brentwood, Tennessee. Partially offsetting this decrease was an increase in net investment income attributable to the general partners’ controlling interest at the property in Beaverton, Oregon due to increased rents.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $11.5 million during the six months ended June 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $2.4 million for the prior year period. The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $5.3 million during the quarter ended June 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.2 million for the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the six and three-month periods ended June 30, 2009 were primarily due to valuation declines caused by increased investment rates (average direct capitalization rate increases for the Partnership’s office investments of 63 and 25 basis points, respectively, for the six and three-month periods ended June 30, 2009) and implementation of more conservative growth and market leasing projections reflecting the market downturn across the office sector.

APARTMENT PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Atlanta, GA	$239,987	$330,315	$(1,942,370)	$100,443	95%	93%
Raleigh, NC	107,122	332,444	(1,630,774)	380,937	94%	88%
Austin, TX	670,958	761,263	(5,083,628)	198,422	94%	94%
Charlotte, NC	272,861	276,104	(867,864)	(69,489)	89%	89%

	$1,290,928	$1,700,126	$(9,524,636)	$610,313

Three Months Ended June 30,
Property
Atlanta, GA	$123,970	$167,179	$(173,793)	$57,966
Raleigh, NC	106,134	169,068	(9,676)	100,672
Austin, TX	328,970	369,812	(880,000)	(301,578)
Charlotte, NC	131,932	144,822	(38,734)	(46,895)

	$691,006	$850,881	$(1,102,203)	$(189,835)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $1.3 million for the six months ended June 30, 2009, a decrease of approximately $0.4 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the six month period ended June 30, 2009 was primarily due to the write-off of previous years’ accrued receivables at the property in Raleigh, North Carolina, and increased concessions at each apartment property caused by soft market conditions and weakened demand.

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.7 million for the quarter ended June 30, 2009, a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the quarter ended June 30, 2009 was primarily due to increased concessions at each apartment property caused by soft market conditions and weakened demand.

Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $9.5 million for the six months ended June 30, 2009, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.6 million for the prior year period. The apartment properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.1 million for the quarter ended June 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.2 million for the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the six and three-month periods ended June 30, 2009 were primarily due to valuation declines caused by increased investment rates (average direct capitalization rate increases for the Partnership’s apartment investments of 59 and 0 basis points, respectively, for the six and three-month periods ended June 30, 2009) and implementation of more conservative growth and market leasing projections reflecting the market downturn across the apartment sector.

RETAIL PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Realized & Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Roswell, GA (1)	$233,759	$915,047	$(4,452,106)	$(708,950)	N/A	82%
Kansas City, KS (2)	20,732	7,487	—	—	N/A	N/A
Hampton, VA	502,705	669,087	(1,813,256)	1,295,069	89%	99%
Ocean City, MD	566,769	322,381	(1,506,885)	481,057	95%	85%
Westminster, MD	609,053	764,734	(2,800,120)	(933)	100%	100%
Dunn, NC	(267,016)	398,733	2,683	89,377	34%	65%
CARS Preferred Equity	496,409	500,429	(1,290,200)	(584,592)	N/A	N/A

	$2,162,411	$3,577,898	$(11,859,884)	$571,028

Three Months Ended June 30,
Property
Roswell, GA (1)	$24,499	$461,716	$(344,374)	$(708,250)
Kansas City, KS (2)	(1,602)	(41,084)	—	—
Hampton, VA	239,955	333,683	(408,513)	598,405
Ocean City, MD	285,788	182,135	(768,138)	237,823
Westminster, MD	315,238	381,172	(1,100,120)	(100,933)
Dunn, NC	(298,005)	111,497	20,586	155,205
CARS Preferred Equity	249,711	248,650	(99,700)	(584,592)

	$815,584	$1,677,769	$(2,700,259)	$(402,342)

(1)	The Roswell, Georgia retail property was sold on May 1, 2009.
(2)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the six months ended June 30, 2009.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $2.2 million for the six months ended June 30, 2009, a decrease of approximately $1.4 million from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $0.8 million for the quarter ended June 30, 2009, a decrease of approximately $0.9 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the six and three-month periods ended June 30, 2009 was largely due to (a) the loss of income related to the disposition of the Roswell, Georgia retail property; (b) increased vacancy at the retail property in Hampton, Virginia; (c) an approximately $0.2 million reconciliation of a loss previously misallocated to the partner at the retail property in Dunn, North Carolina; and (d) increased rent relief across each retail property. This decrease was partially offset by an increase in net investment income at the retail property in Ocean City, Maryland due to increased occupancy resulting from the completion of redevelopment.

Realized and Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net realized and unrealized loss attributable to the general partners’ controlling interest of approximately $11.9 million for the six months ended June 30, 2009, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.6 million for the prior year period. The retail properties owned by the Partnership recorded a net realized and unrealized loss attributable to the general partners’ controlling interest of approximately $2.7 million for the quarter ended June 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.4 million for the prior year period. The unrealized losses attributable to the general partners’ controlling interest for the six and three-month periods ended June 30, 2009 were primarily due to (a) a net realized loss attributable to the general partners’ controlling interest of approximately $4.5 million at the retail property in Roswell, Georgia due to the disposition of the asset at a price below the appraised gross market value; (b) a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.3 million from the Capital Automotive Real Estate Services, or “CARS”, preferred equity investment due to increased market yield expectations for similar financial investments and an increasingly high position in the capital stack; (c) deteriorating retail fundamentals resulting in increased vacancy and rent relief across the retail sector investments; and (d) increased investment rates (average direct capitalization rate increases for the Partnership’s retail investments excluding “CARS” of 80 and 57 basis points, respectively, for the six and three-month periods ended June 30, 2009) and implementation of more conservative growth and market leasing projections reflecting the market downturn across the retail sector.

HOTEL PROPERTY

Six Months Ended June 30,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Lake Oswego, OR	$155,789	$529,259	$(2,470,329)	$(100,758)	64%	70%

Three Months Ended June 30,
Property
Lake Oswego, OR	$92,084	$280,402	$(974,778)	$231,303

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.2 million for the six months ended June 30, 2009, a decrease of approximately $0.3 million from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.1 million for the quarter ended June 30, 2009, a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property for the six and three-month periods ended June 30, 2009 was largely due to decreased occupancy and average daily room rate at the property as a result of the weakening hospitality market driven by decreased business and vacation travel.

Unrealized Gain/(Loss)

The Partnership’s hotel property recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $2.5 million for the six months ended June 30, 2009, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the prior year period. The Partnership’s hotel property recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $1.0 million for the quarter ended June 30, 2009, compared with an unrealized gain attributable to the general partners’ controlling interest of $0.2 million for the prior year period. The unrealized losses attributable to the general partners’ controlling interest for the Partnership’s hotel property for both the six and three-month periods ended June 30, 2009 were due to valuation declines caused by decreased occupancy and average daily rate, increased investment rates (average direct capitalization rate increases for the Partnership’s hotel investment of 100 and 75 basis points, respectively, for the six and three-month periods ended June 30, 2009), and implementation of more conservative growth and market leasing projections reflecting the market downturn across the hotel sector.

Other

Other net investment loss attributable to the general partners’ controlling interest remained relatively unchanged from the prior year period for the six month period ended June 30, 2009. Other net investment loss attributable to the general partners’ controlling interest decreased $0.1 million for the quarter ended June 30, 2009 over the prior year period. Other net investment includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. Upon adoption, SFAS No. 160 requires retrospectively adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $4.9 million December 31, 2008. In addition, net income (loss) attributable to the noncontrolling interest, which was previously reported as an expense and reflected within Net Investment Income is now reported as a separate amount below “Increase (decrease) in Net Assets Resulting from Operations”, and totaled ($0.1) and ($0.1) million for the three and six months ended June 30, 2008, respectively.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Partnership adopted this guidance within the interim period ending June 30, 2009. The Partnership’s adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement addresses the accounting for and disclosure of subsequent events not addressed in other applicable Generally Accepted Accounting Principles, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Partnership’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB’s Codification was launched on July 1, 2009 as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification is not intended to change U.S. GAAP but is a new structure which takes accounting pronouncements and organizes them by accounting topic. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will become effective for the Partnership beginning with the interim reporting period ending September 30, 2009 and will impact the way the Partnership’s references U.S. GAAP accounting standards in the financial statements.

Valuation of Investments

Real Estate Investments - Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition.

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

Interest Rate Risk – The general partner’s controlling interest exposure to market rate risk for changes in interest rates relates to approximately 41.11% of its investment portfolio as of June 30, 2009, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at June 30, 2009:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and Cash equivalents	0-3 months	$31.7	1.85%

The table below discloses the Partnership’s debt as of June 30, 2009. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2009	2010	2011	2012	2013	Thereafter	Total	Estimated Fair Value

Average Fixed Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Fixed Rate	$9,017	$566	$604	$646	$463	$4,475	$15,771	$15,479
Variable Rate	—	$15,071	—	—	$9,000	—	$24,071	$23,251
Premium/(Discount) on Investment Level Debt	—	—	—	—		$(24)	$(24)	—

Total Investment Level Debt	$9,017	$15,637	$604	$646	$9,463	$4,451	$39,818	$38,731

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC”, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of June 30, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our business and results of operations have been materially adversely affected by the adverse conditions in the global financial markets and economic conditions generally.

Our results of operations have been materially adversely affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. Global financial markets have experienced stress that began in the second half of 2007. Volatility and disruption in the global financial markets reached unprecedented levels in the Post World War II period. The availability and cost of credit has been materially affected. These factors, combined with economic conditions in the U.S. including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

The global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events have had and may continue to have an adverse effect on our business. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins could erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

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

Governmental actions in response to the current financial crisis may not be effective and could subject us to additional regulation. Participation by Prudential Financial in certain of these governmental programs could also result in limitations or restrictions on our businesses or otherwise restrict our flexibility.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. On June 1, 2009, Prudential Financial, our ultimate parent, announced that, after conducting a thorough review, we would not participate in the TARP Capital Purchase Program. Concurrently, with the announcement of the TARP Capital Purchase Program in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for newly issued asset-backed securities, including (as of July 2009) certain high-quality commercial mortgage-backed securities issued before January 1, 2009.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Program, or PPIP, to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

In the first and second quarters of 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced details regarding the PPIP. The PPIP has two separate parts to address the problem of “legacy assets” — real estate loans held directly on the books of banks (“legacy loans”) and securities backed by loan portfolios (“legacy securities”). Under the Legacy Loans Program portion of the PPIP, the U.S. Treasury will invest alongside private investors in individual investment funds referred to as Public-Private Investment Funds, which will purchase eligible asset pools from depository institutions and the FDIC on a discrete basis. The FDIC will provide a guarantee for the debt financing issued by the Public-Private Investment Funds to fund the asset purchases. The FDIC has stated that it plans to test the funding mechanism contemplated by the Legacy Loan Program during the summer of 2009, but an official commencement date for the program has not been announced. Under the Legacy Securities Program, the U.S. Treasury will co-invest with, and provide leverage to pre-approved asset managers to support the market for certain legacy securities. Legacy securities eligible for the program include commercial mortgage backed and residential mortgage backed securities originated prior to 2009 with a rating of AAA at the time of origination. In July 2009, the U.S. Treasury selected nine firms to participate as fund managers in the initial round of the Legacy Securities Program and announced that it will invest up to $30 billion in the debt and equity of the corresponding Public-Private Investment Funds.

Prudential Insurance Company’s ultimate parent, Prudential Financial, applied in October 2008 to participate in the TARP Capital Purchase Program, and in May 2009 it received preliminary approval from the U.S. Treasury to participate in the Program. However, on June 1, 2009 the Company announced that it would not participate in the Capital Purchase Program.

In the second half of 2009, Prudential Financial participated in TALF as an eligible borrower. As of June 30, 2009, it had $1,250 million of asset-backed securities purchased under TALF and received secured financing from the Federal Reserve of $1,167 million related to the purchase of these securities. Prudential Financial also continues to evaluate other government sponsored programs for which it may be eligible

The U.S. federal government has taken or is considering taking other actions to address the financial crisis that could further impact our business. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

On June 17, 2009, the Obama Administration announced proposals to reform the national regulation of various financial institutions. Depending on the manner of adoption of these or other proposals, Prudential Financial could become subject to increased federal regulation, either as a bank holding company or a “Tier 1 financial holding company”. Such regulation could involve higher capital requirements, limits on business activities, limits on leverage and other regulatory supervision, including by the Board of Governors of the Federal Reserve System. We cannot predict the form in which such proposals will be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operations.

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

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At June 30, 2009, the Partnership had no outstanding matured loans.

A decline in market value of the Partnership’s assets may also have particular adverse consequences in instances where the Partnership borrowed money based on the fair value of specific assets. A decrease in market value of these assets may result in the lender requiring the Partnership to post additional collateral or otherwise repay these loans.

In the event the Partnership’s current investment obligations are not refinanced or extended when they become due and/or the Partnership is required to repay such borrowings and obligations, management anticipates that the repayment of these obligations will be provided by operating cash flow, new debt refinancing, and real estate investment sales.

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

Date: August 13, 2009

By:	/s/ Richard J. Carbone
Richard J. Carbone
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)