Form 10-Q
period 2010-03-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2010-05-14
CIK 846581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

YES X        NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _ No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES            NO  X

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America, or the “Company”, or the Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including government actions in response to the stress experienced by the financial markets; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. The foregoing risks are even more pronounced in severe adverse market and economic conditions such as those that began in the second half of 2007 and continued into 2009. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

	(unaudited)	December 31, 2009
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$67,534,917	$67,962,819

Net Assets	$67,534,917	$67,962,819

NET ASSETS, representing:
Equity of contract owners	$46,010,651	$46,512,086
Equity of The Prudential Insurance Company of America	21,524,266	21,450,733

	$67,534,917	$67,962,819

Units outstanding	35,499,847	35,427,235

Portfolio shares held	2,626,531	2,626,531
Portfolio net asset value per share	$25.71	$25.88

STATEMENT OF OPERATIONS
For the three months ended March 31, 2010 and 2009	1/1/2010-3/31/2010	1/1/2009-3/31/2009
	(unaudited)	(unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$746,013	$846,142

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	90,118	111,036

NET INVESTMENT INCOME	655,895	735,106

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	(1,173,915)	(10,252,521)

NET GAIN (LOSS) ON INVESTMENTS	(1,173,915)	(10,252,521)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(518,020)	$(9,517,415)

STATEMENT OF CHANGES IN NET ASSETS
For the three months ended March 31, 2010 and 2009	1/1/2010-3/31/2010	1/1/2009-3/31/2009
	(unaudited)	(unaudited)

OPERATIONS
Net investment income	$655,895	$735,106
Net change in unrealized gain (loss) on investments in Partnership	(1,173,915)	(10,252,521)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	(518,020)	(9,517,415)

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(121,217)	(1,042,854)
Net contributions (withdrawals) by The Prudential Insurance Company of America	211,335	1,153,890

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	90,118	111,036

TOTAL INCREASE (DECREASE) IN NET ASSETS	(427,902)	(9,406,379)

NET ASSETS
Beginning of period	67,962,819	86,786,975

End of period	$67,534,917	$77,380,596

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2010

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

The interim financial data as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

In December 2007, the Financial Accounting Standards Board (“FASB”) revised authoritative guidance for business combinations, which expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing guidance for business combinations, including changes to acquisition related contingent consideration, preacquisition contingencies, non controlling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. This guidance is effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008. The Account adopted this guidance effective January 1, 2009. The Account’s adoption has no effect on the Account’s financial position and results of operations, but may have an effect on the accounting for future business combinations.

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

In July 2009, the FASB launched its Accounting Standards Codification (the “Codification), as the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification generally does not change the existing rules of U.S. GAAP but rather makes it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics and aggregates them in four common accounting areas. Topics within each category are further broken down into subtopics, sections and paragraphs. Accounting standards that are included in the Codification will be considered authoritative whereas those that are not included will be deemed non-authoritative. As a result, there are two levels of U.S. GAAP, authoritative and non-authoritative. The Codification is effective for financial statements that cover the interim and annual periods ending after September 15, 2009 and has impacted the way the Account references U.S. GAAP accounting standards in the financial statements.

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

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Account’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Account’s financial position or results of operations.

In January 2010, the FASB issued updated guidance that clarifies existing guidance on accounting and reporting by an entity that experiences a decrease in ownership of a subsidiary that is a business. The updated guidance states that a decrease in ownership applies to a subsidiary or group of assets that is a business, but does not apply to a sale of in-substance real estate even if it involves a business, such as an ownership interest in a partnership whose only asset is operating real estate. This guidance also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business for an equity interest in another entity. The updated guidance also expands disclosures about fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. The updated guidance is effective in the first interim or annual reporting period ending on or after December 15, 2009, and is applied on a retrospective basis to the first period that the Account adopted the existing guidance, which was as of January 1, 2009. The Account’s adoption of this updated guidance effective December 31, 2009 did not have a material effect on the Accounts’ financial position, results of operations, or financial statement disclosures.

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At March 31, 2010 and December 31, 2009 the Account’s interest in the Partnership was 40.6% or 2,626,531 shares. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s unaudited financial statements.

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

Note 5:    Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Prudential’s variable insurance and variable annuity products for the three months ended March 31, 2010 and 2009, were as follows:

	Three Months Ended March 31, (Unaudited)
	2010	2009
PVAL/PVAL $100,000+ face value	$ (63,779)	$ (1,000,397)
PDISCO+/VIP	(57,438)	(42,457)

TOTAL	$ (121,217)	$(1,042,854)

Note 6:    Partnership Distributions

As of March 31, 2010, the Partnership made no distribution. For the year ended December 31, 2009, the Partnership made a distribution of $8 million. The Prudential Variable Contract Real Property Account’s share of this distribution was $3.1 million.

Note 7:    Unit Information

Outstanding units and unit values at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Units Outstanding:	35,499,847	35,427,235
Unit Value:	1. 77955 to 1.99672	1.79607 to 2.01231

Note 8:    Financial Highlights

The range of total return for three months ended March 31, 2010 and 2009 were as follows:

		Three Months Ended March 31, 2010 & 2009 (Unaudited)
	2010		2009
Total Return	-.92% to -.77%		-11.10% to -10.97%

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

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s) Fair Value Measurements at March 31, 2010

Assets:	Amounts Measured at Fair Value 03/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$67,535	$-	$-	$67,535

Total Assets	$67,535	$-	$-	$67,535

	($ in 000’s) Fair Value Measurements at December 31, 2009

Assets:	Amounts Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$67,963	$-	$-	$67,963

Total Assets	$67,963	$-	$-	$67,963

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2010 and March 31, 2009.

Table 2:	($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the three months ending March 31, 2010
(Level 3)

Beginning balance @ 01/01/10	$67,963

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(1,174)
Net Investment Income from Partnership operations	$746
Acquisition/Additions	-
Equity Income	-
Contributions	$-
Disposition/Settlements
Equity losses	-
Distributions	-

Ending balance @ 03/31/10	$67,535

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized/unrealized) gains or losses relating to assets still held at the reporting date

$(1,174)

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the three months ending March 31, 2009
(Level 3)

Beginning balance @ 1/1/09	$86,787

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(10,252)
Net Investment Income from Partnership operations	$846
Acquisition/Additions	-
Equity Income	-
Contributions	$-
Disposition/Settlements
Equity losses	-
Distributions	-

Ending balance @ 3/31/09	$77,381

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized/unrealized) gains or losses relating to assets still held at the reporting date

$(10,252)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 3/31/2010 - $212,421,062; 12/31/2009 - $211,091,543)	$165,400,000	$167,100,000
Real estate partnerships and preferred equity investments (cost: 3/31/2010 - $14,220,905; 12/31/2009- $14,238,698)	10,312,436	10,044,510

Total real estate investments	175,712,436	177,144,510

CASH AND CASH EQUIVALENTS	25,625,822	24,522,159

OTHER ASSETS, NET	2,440,032	2,629,989

Total assets	$203,778,290	$204,296,658

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 3/31/10 $2,760; 12/31/09 $1,830)	$30,686,286	$30,824,899

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,188,900	2,541,198

DUE TO AFFILIATES	589,084	603,101

OTHER LIABILITIES	959,662	1,025,279

Total liabilities	35,423,932	34,994,477

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	166,151,535	167,204,272

NONCONTROLLING INTEREST	2,202,823	2,097,909

	168,354,358	169,302,181

Total liabilities and partners’ equity	$203,778,290	$204,296,658

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,461,874	6,461,874

SHARE VALUE AT END OF PERIOD	$25.71	$25.88

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
INVESTMENT INCOME:
Revenue from real estate and improvements	$5,817,966	$6,852,896
Equity in income of real estate partnerships	249,109	271,443
Interest on short-term investments	5,853	10,747

Total investment income	6,072,928	7,135,086

INVESTMENT EXPENSES:
Operating	1,559,772	1,763,751
Investment management fee	575,677	725,937
Real estate taxes	650,703	755,705
Administrative	1,164,870	1,230,684
Interest expense	253,675	460,734

Total investment expenses	4,204,697	4,936,811

NET INVESTMENT INCOME	1,868,231	2,198,275

Unrealized gain (loss) on investments held:
Change in unrealized gain (loss) on real estate investments held	(2,743,798)	(26,328,074)

Increase (decrease) in net assets resulting from operations	$(875,567)	$(24,129,799)

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	32,867	112,453
Net unrealized gain (loss) attributable to noncontrolling interest	144,303	(1,054,616)

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$177,170	$(942,163)

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	1,835,364	2,085,822
Net unrealized gain (loss) attributable to general partners’ controlling interest	(2,888,101)	(25,273,458)

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$(1,052,737)	$(23,187,636)

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Three Months Ended March 31,
	2010			2009
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS:
Net investment income	$1,835,364	$32,867	$1,868,231	$2,085,822	$112,453	$2,198,275
Net unrealized gain (loss) from real estate investments	(2,888,101)	144,303	(2,743,798)	(25,273,458)	(1,054,616)	(26,328,074)

Increase (decrease) in net assets resulting from operations	(1,052,737)	177,170	(875,567)	(23,187,636)	(942,163)	(24,129,799)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to noncontrolling interest	-	(72,256)	(72,256)	-	(103,702)	(103,702)

Increase (decrease) in net assets resulting from capital transactions	-	(72,256)	(72,256)	-	(103,702)	(103,702)

INCREASE (DECREASE) IN NET ASSETS	(1,052,737)	104,914	(947,823)	(23,187,636)	(1,045,865)	(24,233,501)

NET ASSETS - Beginning of period	167,204,272	2,097,909	169,302,181	213,938,308	4,924,263	218,862,571

NET ASSETS - End of period	$166,151,535	$2,202,823	$168,354,358	$190,750,672	$3,878,398	$194,629,070

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$(875,567)	$(24,129,799)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	2,743,798	26,328,074
Amortization of discount on investment level debt	(930)	1,472
Amortization of deferred financing costs	17,581	27,680
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	17,793	(4,793)
Bad debt expense	1,531	18,585
(Increase) decrease in:
Other assets	170,847	388,352
Increase (decrease) in:
Accounts payable and accrued expenses	647,702	(138,975)
Due to affiliates	(14,017)	(112,250)
Other liabilities	(65,617)	(60,739)

Net cash flows provided by (used in) operating activities	2,643,121	2,317,607

CASH FLOWS PROVIDED FOR INVESTING ACTIVITIES:
Additions to real estate and improvements	(1,329,519)	(441,575)

Net cash flows provided by (used in) investing activities	(1,329,519)	(441,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(137,683)	(102,161)
Distributions to noncontrolling interest	(72,256)	(103,702)

Net cash flows provided by (used in) financing activities	(209,939)	(205,863)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,103,663	1,670,169

CASH AND CASH EQUIVALENTS - Beginning of period	24,522,159	27,736,520

CASH AND CASH EQUIVALENTS - End of period	$25,625,822	$29,406,689

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

Property Name	March 31, 2010 Ownership	City, State	2010 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	March 31,2010 (unaudited)		December 31, 2009
				Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,236,856	$7,100,000	$26,186,415	$6,700,000
Summit @ Cornell Oaks	WO	Beaverton, OR	72,109	12,612,726	7,500,000	12,625,626	8,500,000
Westpark	WO	Nashville, TN	97,199	14,108,757	9,300,000	13,019,181	8,700,000
Financial Plaza	WO	Brentwood, TN	98,049	12,567,735	9,700,000	12,564,614	9,700,000

		Offices % as of 3/31/10	20%	65,526,074	33,600,000	64,395,836	33,600,000

APARTMENTS

Brookwood Apartments	WO	Atlanta, GA	240 Units	20,298,568	14,700,000	20,210,830	14,500,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,527,358	14,800,000	16,512,970	15,000,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,816,631	21,000,000	22,815,992	21,000,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,775,980	9,200,000	13,746,940	9,200,000

		Apartments % as of 3/31/10	36%	73,418,537	59,700,000	73,286,732	59,700,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,147,199	16,700,000	18,136,399	18,600,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,363,254	24,900,000	23,311,878	24,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,045,511	13,800,000	15,044,877	13,900,000
CARS Preferred Equity	PE	Various	N/A	14,220,905	10,312,436	14,238,698	10,044,510
Harnett Crossing	CJV	Dunn, NC	194,327	6,239,452	3,200,000	6,237,926	3,200,000

		Retail % as of 3/31/10	41%	77,016,321	68,912,436	76,969,778	70,344,510

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,681,035	13,500,000	10,677,895	13,500,000

		Hotel % as of 3/31/10	8%	10,681,035	13,500,000	10,677,895	13,500,000

Total Real Estate Investments as a Percentage of General Partners’ Controlling Interest as of 3/31/10			105%	$226,641,967	$175,712,436	$225,330,241	$177,144,510

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

EJV - Joint Venture Investment accounted for under the equity method

PE - Preferred equity investments

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED SCHEDULE OF INVESTMENTS

	Face Amount	March 31, 2010 (unaudited)		December 31, 2009
		Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest			15.4%		14.7%

Federal Home Loan Bank, 0 coupon bond, April 1, 2010	$5,967,000	$5,967,000	$5,967,000	$2,999,184	$2,999,184
Federal Home Loan Bank, 0 coupon bond, April 16, 2010	12,999,225	12,999,225	12,999,225	9,997,769	9,997,769
Federal Home Loan Bank, 0 coupon bond, April 23, 2010	4,999,603	4,999,603	4,999,603	2,999,267	2,999,267
Federal Home Loan Bank, 0 coupon bond, March, 2010		-	-	1,999,660	1,999,660

Total Cash Equivalents		23,965,828	23,965,828	17,995,880	17,995,880

Cash		1,659,994	1,659,994	6,526,279	6,526,279

Total Cash and Cash Equivalents		$25,625,822	$25,625,822	$24,522,159	$24,522,159

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2010 and December 31, 2009

Note 1:    Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America that are applicable to real estate investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the audited consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2009. The Partnership has evaluated subsequent events through May 10, 2010, the date these financial statements were available to be issued.

B.

Accounting Pronouncements Adopted- In December 2007, FASB revised authoritative guidance for business combinations, which expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing guidance for business combinations, including changes to acquisition related contingent consideration, preacquisition contingencies, noncontrolling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. This guidance is effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, FASB revised the accounting, presentation and disclosure for noncontrolling interests in consolidated financial statements. This revised guidance requires noncontrolling interests to be reported as a separate component of equity. It also changes the allocation of losses and accounting in step acquisitions. The provisions in this revision should be applied prospectively except for the presentation and disclosure requirements, which are required retrospectively for all periods presented. After the initial adoption, any retained noncontrolling equity investment as a result of a deconsolidation must be measured at fair value at the date of the deconsolidation. This guidance is effective for the annual periods beginning after December 15, 2008. Pursuant to the Partnership’s adoption on January 1, 2009 of the revised guidance, the Partnership is presenting its noncontrolling interests as equity for all periods presented in the financial statements. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet. In addition, net income (loss) attributable to the noncontrolling interest, which was previously reported as an expense and reflected within Net Investment Income is now reported as a separate amount below “Increase (decrease) in Net Assets Resulting from Operations”.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2010 and December 31, 2009

Note 1:    Summary of Significant Accounting Policies (continued)

B	Accounting Pronouncements Adopted (continued)

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

In July 2009, the FASB launched its Accounting Standards Codification (the “Codification”), as the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification generally does not change the existing rules of U.S. GAAP but rather makes it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics and aggregates them in four common accounting areas. Topics within each category are further broken down into subtopics, sections and paragraphs. Accounting standards that are included in the Codification will be considered authoritative whereas those that are not included will be deemed non-authoritative. As a result, there are two levels of U.S. GAAP, authoritative and non-authoritative. The Codification is effective for financial statements that cover the interim and annual periods ending after September 15, 2009 and has impacted the way the Partnership references U.S. GAAP accounting standards in the financial statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2010 and December 31, 2009

Note 1:    Summary of Significant Accounting Policies (continued)

B	Accounting Pronouncements Adopted (continued)

In January 2010, the FASB issued updated guidance that clarifies existing guidance on accounting and reporting by an entity that experiences a decrease in ownership of a subsidiary that is a business. The updated guidance states that a decrease in ownership applies to a subsidiary or group of assets that is a business, but does not apply to a sale of in-substance real estate even if it involves a business, such as an ownership interest in a partnership whose only asset is operating real estate. This guidance also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business for an equity interest in another entity. The updated guidance also expands disclosures about fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. The updated guidance is effective in the first interim or annual reporting period ending on or after December 15, 2009, and is applied on a retrospective basis to the first period that the Partnership adopted the existing guidance, which was as of January 1, 2009. The Partnership’s adoption of this updated guidance effective December 31, 2009 did not have a material effect on the Partnership’s consolidated financial position, results of operations, or financial statement disclosure.

Note 2:    Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the three months ended March 31, 2010 and March 31, 2009, was $236,094, and $433,054, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2010 and December 31, 2009

Note 3:    Fair Value Measurements

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

In general fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial, Inc., is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the entity for identical assets or liabilities. These generally provide the most reliable evidence and should be used to measure fair value whenever available.

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

March 31, 2010 and December 31, 2009

Note 3:  Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at March 31, 2010 using
Assets:	Cost at 3/31/10	Amounts measured at fair value 3/31/10	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$212,421	$165,400	$-	$-	$165,400
Real estate partnerships and preferred equity investments	14,221	10,312	-	-	10,312

Total	$226,642	$175,712	$-	$-	$175,712

		(in 000’s)
		Fair value measurements at December 31, 2009 using
Assets:	Cost at 12/31/09	Amounts measured at fair value 12/31/2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$211,092	$167,100	$-	$-	$167,100
Real estate partnerships and preferred equity investments	14,239	10,045	-	-	10,045

Total	$225,331	$177,145	$-	$-	$177,145

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2010 and December 31, 2009

Note 3:    Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2010 and March 31, 2009.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending March 31, 2010

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/10	$167,100	$10,045	$177,145

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(3,029)	286	(2,743)
Equity income (losses)/interest income	-	249	249
Purchases, issuances and settlements	1,329	(268)	1,061

Ending balance @ 3/31/10	$165,400	$10,312	$175,712

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(3,029)	$286	$(2,743)

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending March 31, 2009

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

March 31, 2010 and December 31, 2009

Note 4: Investment Level Debt

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

Based on borrowing rates available to the Partnership at March 31, 2010 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $31 million, and a carrying value of $31 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 5: Risk

A.	Valuation Risk

Recent disruptions in the global capital, credit and real estate markets have led to, among other things, decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of March 31, 2010 and December 31, 2009.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At March 31, 2010 the Partnership had no outstanding matured loans.

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

March 31, 2010 and December 31, 2009

Note 6: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 7: Related Party Transactions

Pursuant to an investment management agreement, Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc., charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the period ended March 31, 2010 and March 31, 2009, management fees incurred by the Partnership were $575,677 and $725,937, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended March 31, 2010 and March 31, 2009, were $13,407 and $13,407; respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2010 and December 31, 2009

Note 8: Financial Highlights

	For The Three Months Ended March 31,
	2010	2009	2008	2007	2006

Per Share(Unit) Operating Performance:

Net Asset Value attributable to general partners’ controlling interest, beginning of period	$25.88	$31.65	$36.55	$33.87	$29.59

Income From Investment Operations:

Net investment income attributable to general partners’ controlling interest, before management fee	0.37	0.42	0.61	0.52	0.50

Investment Management fee attributable to general partners’ controlling interest	(0.09)	(0.11)	(0.13)	(0.12)	(0.11)

Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	(0.45)	(3.74)	(0.10)	0.33	0.95

Net Increase/(Decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	(0.17)	(3.43)	0.38	0.73	1.34

Net Asset Value attributable to general partners’ controlling interest, end of period	$25.71	$28.22	$36.93	$34.60	$30.93

Total Return attributable to general partners’ controlling interest, before Management Fee:	-0.29%	-10.50%	1.38%	2.53%	4.89%

Total Return attributable to general partners’ controlling interest, after Management Fee (a):	-0.63%	-10.83%	1.03%	2.17%	4.53%

Ratios/Supplemental Data:

Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$166	$191	$250	$234	$215

Ratios to average net assets for the period ended (b):

Total Portfolio Level Expenses	0.39%	0.32%	0.35%	0.38%	0.36%

Net Investment Income, before Management Fee	1.38%	1.25%	1.66%	1.53%	1.68%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below :

Net Investment Income + Net Realized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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

(a) Liquidity and Capital Resources

As of March 31, 2010, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $25.6 million, an increase of approximately $1.1 million from $24.5 million at December 31, 2009. The increase was primarily due to cash flows received from the Partnership’s operating activities. Partially offsetting this increase were capital expenditures to existing properties. Sources of liquidity included net cash flow from property operations, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of March 31, 2010, approximately 12.6% of the Partnership’s total assets consisted of cash and cash equivalents.

The Partnership did not have any dispositions or acquisitions for the quarter ended March 31, 2010.

During the quarter ended March 31, 2010, the Partnership spent approximately $1.3 million on capital improvements to various existing properties. Approximately $1.1 million was associated with leasing expenses and capital upgrades at the office property in Brentwood, Tennessee. The remaining $0.2 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the quarter ended March 31, 2010, and 2009.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the quarter ended March 31, 2010 was approximately $1.8 million, a decrease of approximately $0.3 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest resulted primarily from a decline of approximately $0.3 million in net investment income for each of the retail and office sector investments from the prior year period. This decrease was slightly offset by increases in net investment income attributable to the general partners’ controlling interest of $0.2 million and $0.1 million in the apartment sector and other income, respectively. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation Overview

The Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $2.9 million for the quarter ended March 31, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $25.3 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for quarter ended March 31, 2010 was due to property valuation declines across all property sectors caused by weakened property fundamentals.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and realized and unrealized gains or losses attributable to the general partners’ controlling interest by investment type for the quarters ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Net Investment Income:

Office properties	$566,456	$826,250
Apartment properties	833,305	599,924
Retail properties	1,075,752	1,346,827
Hotel property	29,730	63,705
Other (including interest income, investment mgt fee, etc.)	(669,878)	(750,884)

Total Net Investment Income	$1,835,365	$2,085,822

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	$(1,130,237)	$(6,195,849)
Apartment properties	(131,805)	(8,422,433)
Retail properties	(1,623,544)	(9,159,625)
Hotel property	(2,515)	(1,495,551)

Net Unrealized Gain (Loss) on Real Estate Investments	$(2,888,101)	$(25,273,458)

OFFICE PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Lisle, IL	$53,026	$69,384	$349,559	$(1,053,615)	48%	32%
Brentwood, TN	(117,634)	177,435	(489,575)	(2,641,311)	70%	78%
Beaverton, OR	317,433	297,485	(987,100)	(1,400,000)	88%	88%
Brentwood, TN	313,631	281,946	(3,121)	(1,100,923)	100%	100%

	$566,456	$826,250	$(1,130,237)	$(6,195,849)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.6 million for the quarter ended March 31, 2010, a decrease of approximately $0.3 million from the prior year period. The decrease was primarily due to decreased rental income at the property in Brentwood, Tennessee due to free rent given to the building’s largest tenant as part of a renewal of the tenant’s lease.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.1 million during the quarter ended March 31, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $6.2 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the quarter ended March 31, 2010 was primarily due to valuation declines caused by (a) reduced market rents and a large amount of short-term rollover risk at the property in Beaverton, Oregon; and (b) leasing costs related to the renewal of the largest tenant at the property in Brentwood, Tennessee.

APARTMENT PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Atlanta, GA	$202,511	$116,017	$112,262	$(1,768,577)	95%	92%
Raleigh, NC	190,010	989	(214,388)	(1,621,098)	96%	90%
Austin, TX	310,978	341,989	(640)	(4,203,628)	94%	90%
Charlotte, NC	129,806	140,929	(29,039)	(829,130)	91%	91%

	$833,305	$599,924	$(131,805)	$(8,422,433)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.8 million for the quarter ended March 31, 2010, an increase of approximately $0.2 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the quarter ended March 31, 2010 was primarily due to the write-off of accrued receivables at the property in Raleigh, North Carolina in the prior year period and decreased concessions and vacancy at the property in Atlanta, Georgia caused by increased demand.

Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the quarter ended March 31, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $8.4 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the quarter ended March 31, 2010 was primarily due to valuation declines at the property in Raleigh, North Carolina caused by increased projected operating expenses. This loss was partially offset by a net unrealized gain attributable to the general partners’ controlling interest at the property in Atlanta, Georgia due to a valuation increase caused by decreased investment rates. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments.

RETAIL PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Roswell, GA(1)	$-	$209,258	$-	$(4,107,732)	N/A	38%
Kansas City, KS (2)	-	22,334	-	-	N/A	N/A
Hampton, VA	232,579	262,751	(1,910,800)	(1,404,744)	94%	89%
Ocean City, MD	243,174	280,981	110,955	(738,746)	96%	95%
Westminster, MD	281,771	293,815	(100,634)	(1,700,000)	100%	100%
Dunn, NC (3)	71,119	30,989	(8,784)	(17,903)	36%	35%
CARS Preferred Equity	247,109	246,699	285,719	(1,190,500)	N/A	N/A

	$1,075,752	$1,346,827	$(1,623,544)	$(9,159,625)

(1)	The Roswell, Georgia retail property was sold on May 1, 2009.
(2)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the three months ended March 31, 2009.
(3)	A portion of the Dunn, North Carolina retail property was sold on November 12, 2009.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.1 million for the quarter ended March 31, 2010, a decrease of approximately $0.3 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the quarter ended March 31, 2010 was largely due to (a) the loss of income related to the disposition of the Roswell, Georgia property; and (b) increased rent relief at the properties in Hampton, Virginia, Ocean City, Maryland, and Westminster, Maryland.

Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.6 million for the quarter ended March 31, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $9.2 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the quarter ended March 31, 2010 was primarily due to a valuation decline of $1.9 million at the property in Hampton, Virginia caused by a large amount of short-term tenant rollover. This loss was partially offset by a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.3 million in the Capital Automotive Real Estate Services, or “CARS”, preferred equity investment due to a reduction in the expected remaining term of the investment, effectively increasing the probability of repayment.

HOTEL PROPERTY

Three Months Ended March 31,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Lake Oswego, OR	$29,730	$63,705	$(2,515)	$(1,495,551)	55%	54%

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was relatively unchanged from the prior year period for the quarter ended March 31, 2010.

Unrealized Gain/(Loss)

The Partnership’s hotel property recorded no unrealized gain or loss attributable to the general partners’ controlling interest for the quarter ended March 31, 2010, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $1.5 million for the prior year period.

Other

Other net investment loss attributable to the general partners’ controlling interest decreased approximately $0.1 million for the quarter ended March 31, 2010 over the prior year period. Other net investment includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

Accounting Pronouncements Adopted

See Note 1B to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

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

In general fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial, Inc., is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon dispostion of the real esate investments.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with the FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximated value for the type of real estate in the market.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 33.89% of the general partners’ controlling interest net assets as of March 31, 2010, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at March 31, 2010:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and Cash equivalents	0-3 months	$25.6	1.52%

The table below discloses the Partnership’s debt as of March 31, 2010. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands),								Estimated
including current portion	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Weighted Average Fixed Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Fixed Rate	$427	$604	$646	$691	$739	$3,510	$6,617	$6,610
Variable Rate	-	$15,071	-	$9,000	-	-	$24,071	$24,014
Premium/(Discount) on Investment Level Debt	($2)	-	-	-	-	-	($2)	-
Total Investment Level Debt	$425	$15,675	$646	$9,691	$739	$3,510	$30,686	$30,624

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Partnership. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Date: May 14, 2010

By:	/s/ Richard J. Carbone
Richard J. Carbone
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)