Form 10-Q
period 2010-09-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2010-11-12
CIK 846581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America, or the “Company”, or the Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations, including prolonged low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on form 10-Q for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

September 30, 2010 and December 31, 2009

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$69,737,108	$67,962,819

Net Assets	$69,737,108	$67,962,819

NET ASSETS, representing:
Equity of contract owners	$48,926,102	$46,512,086
Equity of The Prudential Insurance Company of America	20,811,006	21,450,733

	$69,737,108	$67,962,819

Units outstanding	34,124,200	35,427,235

Portfolio shares held	2,516,391	2,626,531
Portfolio net asset value per share	$27.71	$25.88

STATEMENTS OF OPERATIONS
For the three and nine month periods ended September 30, 2010 and 2009	1/1/2010-9/30/2010 (unaudited)	1/1/2009-9/30/2009 (unaudited)	7/1/2010-9/30/2010 (unaudited)		7/1/2009-9/30/2009 (unaudited)

INVESTMENT INCOME
Net investment income from Partnership operations	$2,489,565	$2,125,143	$883,514	$	700,728

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	275,238	305,320	94,377		95,003

NET INVESTMENT INCOME	2,214,327	1,819,823	789,137		605,725

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	1,201,907	(16,462,921)	1,920,697		(3,910,594)
Net realized gain (loss) on sale of investments in Partnership	952,173	(1,807,353)	78,526		(839)

NET GAIN (LOSS) ON INVESTMENTS	2,154,080	(18,270,274)	1,999,223		(3,911,433)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,368,407	$(16,450,451)	$2,788,360	$	(3,305,708)

STATEMENTS OF CHANGES IN NET ASSETS
For the three and nine month periods ended September 30, 2010 and 2009	1/1/2010-9/30/2010 (unaudited)	1/1/2009-9/30/2009 (unaudited)	7/1/2010-9/30/2010 (unaudited)		7/1/2009-9/30/2009 (unaudited)

OPERATIONS
Net investment income	$2,214,327	$1,819,823	$789,137	$	605,725
Net change in unrealized gain (loss) on investments in Partnership	1,201,907	(16,462,921)	1,920,697		(3,910,594)
Net realized gain (loss) on sale of investments in Partnership	952,173	(1,807,353)	78,526		(839)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	4,368,407	(16,450,451)	2,788,360		(3,305,078)

CAPITAL TRANSACTIONS
Net (withdrawals) by contract owners	(574,264)	1,951,276	(340,777)		(422,287)
Net contributions (withdrawals) by The Prudential Insurance Company of America	(2,019,854)	(849,287)	435,154		517,290

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(2,594,118)	(2,800,563)	94,377		95,003

TOTAL INCREASE (DECREASE) IN NET ASSETS	1,774,289	(19,251,014)	2,882,737		(3,210,705)

NET ASSETS
Beginning of period	67,962,819	86,786,975	66,854,371		70,746,666

End of period	$69,737,108	$67,535,961	$69,737,108	$	67,535,961

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2010

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

The interim financial data as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

In April 2009, the FASB issued additional guidance for interim disclosures about fair value of financial instruments requiring, for interim reporting periods of publicly traded companies, disclosures similar to those already required in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Account adopted this guidance within the interim period ending June 30, 2009.

In June 2009, the FASB launched its Accounting Standards Codification (the “Codification”), as the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification generally does not change the existing rules of U.S. GAAP but rather makes it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics and aggregates them in four common accounting areas. Topics within each category are further broken down into subtopics, sections and paragraphs. Accounting standards that are included in the Codification will be considered authoritative whereas those that are not included will be deemed non-authoritative. As a result, there are two levels of U.S. GAAP, authoritative and non-authoritative. The Codification is effective for financial statements that cover the interim and annual periods ending after September 15, 2009 and has impacted the way the Account references U.S. GAAP accounting standards in the financial statements.

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

In January 2010, the FASB issued updated guidance that requires new fair value disclosures for significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which is effective for interim and annual reporting periods beginning after December 15, 2010. The Account adopted effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 9.

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At September 30, 2010 and December 31, 2009 the Account’s interest in the Partnership was 40.8% or 2,516,391 shares and 40.6% or 2,626,531 shares respectively. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s unaudited financial statements.

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

Note 5:  Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Prudential’s variable insurance and variable annuity products for the three and nine month periods ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30, (Unaudited)

	2010	2009
PVAL/PVAL $100,000+ face value	$ (299,338)	$ (359,676)
PDISCO+/VIP	(41,439)	(62,611)
TOTAL	$ (340,777)	$(422,287)

	Nine Months Ended September 30, (Unaudited)

	2010	2009
PVAL/PVAL $100,000+ face value	$ (426,897)	$ (1,809,259)
PDISCO+/VIP	(147,367)	(142,017)
TOTAL	$ (574,264)	$(1,951,276)

Note 6:  Partnership Distributions

For the nine months ended September 30, 2010, the Partnership made a distribution of $7.5 million. The Prudential Account’s share of this distribution was $2.9 million. For the year ended December 31, 2009, the Partnership made a distribution of $8 million. The Prudential Account’s share of this distribution was $3.1 million.

Note 7:  Unit Information

Outstanding units and unit values at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)

Units Outstanding:	34,124,200	35,427,235
Unit Value:	1.906568 to 2.145709	1.79607 to 2.01231

Note 8:  Financial Highlights

The range of total return for the three and nine month periods ended September 30, 2010 and 2009, were as follows:

		Three Months Ended September 30, (Unaudited)
	2010		2009
Total Return	4.00% to 4.16%		-4.82% to -4.68%

		Nine Months Ended September 30, (Unaudited)
	2010		2009
Total Return	6.15% to 6.63%		-19.49% to -19.13%

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

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and based on estimated fair value from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s unaudited financial statements.

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

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. During the three and nine months ended September, 30, 2010, there were no transfers between Level 1 and Level 2.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s) Fair Value Measurements at September 30, 2010

Assets:	Amounts Measured at Fair Value 09/30/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$69,737	$-	$-	$69,737

Total Assets	$69,737	$-	$-	$69,737

	($ in 000’s) Fair Value Measurements at December 31, 2009

Assets:	Amounts Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$67,963	$-	$-	$67,963

Total Assets	$67,963	$-	$-	$67,963

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2010 and September 30, 2009.

Table 2:

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the nine months ending September 30, 2010 (Level 3)

Beginning balance @ 01/01/10	$67,963

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$2,154
Net Investment Income from Partnership operations	$2,489
Acquisition/Additions	-
Equity Income	-
Contributions	$-
Disposition/Settlements	$(2,869)
Equity losses	-
Distributions	-

Ending balance @ 09/30/10	$69,737

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized/unrealized) gains

or losses relating to assets still held at the reporting date	$2,154

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the nine months ending September 30, 2009 (Level 3)

Beginning balance @ 1/1/09	$86,787

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(18,270)
Net Investment Income from Partnership operations	$2,125
Acquisition/Additions	-
Equity Income	-
Contributions	$-
Disposition/Settlements	$(3,106)
Equity losses	-
Distributions	-

Ending balance @ 09/30/09	$67,536

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized/unrealized) gains

or losses relating to assets still held at the reporting date	$(18,270)

Table 2:

Fair Value Measurements Using Significant Unobservable Inputs for the three months ending September 30, 2010 (Level 3)

Beginning balance @ 07/01/10	$66,854

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$1,999
Net Investment Income from Partnership operations	$884
Acquisition/Additions	-
Equity Income	-
Contributions	$-
Disposition/Settlements
Equity losses	-
Distributions	-

Ending balance @ 09/30/10	$69,737

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized/unrealized) gains

or losses relating to assets still held at the reporting date	$1,999

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the three months ending September 30, 2009 (Level 3)

Beginning balance @ 7/01/09	$70,747

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(3,911)
Net Investment Income from Partnership operations	$700
Acquisition/Additions	-
Equity Income	-
Contributions	$-
Disposition/Settlements
Equity losses	-
Distributions	-

Ending balance @ 09/30/09	$67,536

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized/unrealized) gains

or losses relating to assets still held at the reporting date	$(3,911)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 09/30/2010 - $193,241,427; 12/31/2009 -$211,091,543)	$155,800,000	$167,100,000
Real estate partnerships and preferred equity investment (cost: 09/30/2010 - $14,181,759; 12/31/2009 - $14,238,698)	12,368,572	10,044,510

Total real estate investments	$168,168,572	$177,144,510

CASH AND CASH EQUIVALENTS	37,905,123	24,522,159

OTHER ASSETS, NET	2,770,610	2,629,989

Total assets	$208,844,305	$204,296,658

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 9/30/10 $3,185; 12/31/09 $1,830)	$30,753,371	$30,824,899

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,920,307	2,541,198

DUE TO AFFILIATES	599,082	603,101

OTHER LIABILITIES	1,068,562	1,025,279

Total liabilities	35,341,322	34,994,477

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	171,100,610	167,204,272

NONCONTROLLING INTEREST	2,402,373	2,097,909

	173,502,983	169,302,181

Total liabilities and partners’ equity	$208,844,305	$204,296,658

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,173,987	6,461,874

SHARE VALUE AT END OF PERIOD	$27.71	$25.88

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

            (Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009

INVESTMENT INCOME:
Revenue from real estate and improvements	$18,269,329	$19,469,511	$6,294,246	$6,157,406
Equity in income of real estate partnerships	755,630	776,724	254,645	255,006
Interest on short-term investments	19,258	32,551	7,155	11,862

Total investment income	19,044,217	20,278,786	6,556,046	6,424,274

INVESTMENT EXPENSES:
Operating	4,685,582	5,109,382	1,597,825	1,665,730
Investment management fee	1,731,647	2,017,562	585,676	624,809
Real estate taxes	1,873,401	2,109,217	575,279	640,192
Administrative	3,566,912	3,811,445	1,219,705	1,200,843
Interest expense	753,613	1,359,700	249,563	466,843

Total investment expenses	12,611,155	14,407,306	4,228,048	4,598,417

NET INVESTMENT INCOME	6,433,062	5,871,480	2,327,998	1,825,857

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	16,981,750	9,655,626	16,981,750	-
Less: Cost of real estate investments sold	20,353,204	37,901,326	20,353,204	-

Gain (loss) realized from real estate investments sold	(3,371,454)	(28,245,700)	(3,371,454)	-

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(5,710,830)	(23,793,594)	(3,564,384)	-

Net gain (loss) recognized on real estate investments sold	2,339,376	(4,452,106)	192,930	-

Change in unrealized gain (loss) on real estate investments held	3,268,807	(43,513,970)	4,759,439	(10,216,120)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	5,608,183	(47,966,076)	4,952,369	(10,216,120)

Increase (decrease) in net assets resulting from operations	$12,041,245	$(42,094,596)	$7,280,367	$(8,390,263)

Amounts attributable to noncontrolling interest:
Net investment income attributable to noncontrolling interest	316,497	636,552	159,665	101,363
Net unrealized gain (loss) attributable to noncontrolling interest	328,410	(2,946,944)	47,879	(592,549)

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$644,907	$(2,310,392)	$207,544	$(491,186)

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	6,116,565	5,234,928	2,168,333	1,724,494
Net realized gain (loss) attributable to general partners’ controlling interest	2,339,376	(4,452,106)	192,930	-
Net unrealized gain (loss) attributable to general partners’ controlling interest	2,940,397	(40,567,026)	4,711,560	(9,623,571)

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$11,396,338	$(39,784,204)	$7,072,823	$(7,899,077)

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

            (Unaudited)

	For the Nine Months Ended September 30,
	2010 2009
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS:
Net investment income	$6,116,565	$316,497	$6,433,062	$5,234,928	$636,552	$5,871,480
Net realized and unrealized gain (loss) from real estate investments	5,279,773	328,410	5,608,183	(45,019,132)	(2,946,944)	(47,966,076)

Increase (decrease) in net assets resulting from operations	11,396,338	644,907	12,041,245	(39,784,204)	(2,310,392)	(42,094,596)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals	(7,500,000)	-	(7,500,000)	(8,000,000)	-	(8,000,000)
Contributions from noncontrolling interest	-	-	-	-	15,000	15,000
Distributions to noncontrolling interest	-	(340,443)	(340,443)	-	(279,309)	(279,309)

Increase (decrease) in net assets resulting from capital transactions	(7,500,000)	(340,443)	(7,840,443)	(8,000,000)	(264,309)	(8,264,309)

INCREASE (DECREASE) IN NET ASSETS	3,896,338	304,464	4,200,802	(47,784,204)	(2,574,701)	(50,358,905)

NET ASSETS - Beginning of period	167,204,272	2,097,909	169,302,181	213,938,308	4,924,263	218,862,571

NET ASSETS - End of period	$171,100,610	$2,402,373	$173,502,983	$166,154,104	$2,349,562	$168,503,666

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$12,041,245	$(42,094,596)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(5,608,183)	47,966,076
Amortization of discount on investment level debt	(1,355)	23,295
Amortization of deferred financing costs	35,173	46,010
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	56,938	70,282
Bad debt expense	133,156	69,047
(Increase) decrease in:
Other assets	(308,950)	64,406
Increase (decrease) in:
Accounts payable and accrued expenses	(39,619)	894,149
Due to affiliates	(4,019)	(213,378)
Other liabilities	43,283	93,474

Net cash flows provided by (used in) operating activities	6,347,669	6,918,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	16,981,750	9,655,626
Additions to real estate and improvements	(2,035,839)	(2,497,087)

Net cash flows provided by (used in) investing activities	14,945,911	7,158,539

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	(7,500,000)	(8,000,000)
Proceeds from investment level debt	429,328	-
Principal payments on investment level debt	(499,501)	(366,192)
Contributions from noncontrolling interest	-	15,000
Distributions to noncontrolling interest	(340,443)	(279,309)

Net cash flows provided by (used in) financing activities	(7,910,616)	(8,630,501)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,382,964	5,446,803

CASH AND CASH EQUIVALENTS - Beginning of period	24,522,159	27,736,520

CASH AND CASH EQUIVALENTS - End of period	$37,905,123	$33,183,323

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

			2010 Total Rentable Square Feet Unless Otherwise	September 30, 2010 (unaudited)		December 31, 2009
Property Name	September 30, 2010 Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,272,208	$7,100,000	$26,186,415	$6,700,000
Summit @ Cornell Oaks	WO	Beaverton, OR	72,109	12,794,716	6,900,000	12,625,626	8,500,000
Westpark	WO	Nashville, TN	97,199	14,409,581	9,900,000	13,019,181	8,700,000
Financial Plaza	WO	Brentwood, TN	98,049	12,556,189	9,500,000	12,564,614	9,700,000
		Offices % as of 9/30/10	20%	66,032,694	33,400,000	64,395,836	33,600,000

APARTMENTS

Brookwood Apartments	WO	Atlanta, GA	240 Units	-	-	20,210,830	14,500,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,643,496	15,700,000	16,512,970	15,000,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,818,724	23,300,000	22,815,992	21,000,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,827,007	10,200,000	13,746,940	9,200,000
		Apartments % as of 9/30/10	29%	53,289,227	49,200,000	73,286,732	59,700,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,193,118	16,900,000	18,136,399	18,600,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,693,383	25,500,000	23,311,878	24,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,067,129	14,100,000	15,044,877	13,900,000
CARS Preferred Equity	PE	Various	N/A	14,181,759	12,368,572	14,238,698	10,044,510
Harnett Crossing	WO	Dunn, NC	193,235	6,239,696	3,200,000	-	-
Harnett Crossing	CJV	Dunn, NC	N/A	-	-	6,237,926	3,200,000
		Retail % as of 9/30/10	43%	77,375,085	72,068,572	76,969,778	70,344,510

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,726,180	13,500,000	10,677,895	13,500,000
		Hotel % as of 9/30/10	8%	10,726,180	13,500,000	10,677,895	13,500,000

Total Real Estate Investments as a Percentage of General Partners’ Controlling Interest as of 9/30/10			100%	$207,423,186	$168,168,572	$225,330,241	$177,144,510

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

EJV - Joint Venture Investment accounted for under the equity method

PE - Preferred equity investment

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		September 30, 2010 (unaudited)		December 31, 2009
	Face Amount	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest			22.2%		14.7%

Federal Home Loan Bank, 0 coupon bond, October 1, 2010	$21,213,000	$21,213,000	$21,213,000	$2,999,184	$2,999,184
Federal Home Loan Bank, 0 coupon bond, October 20, 2010	5,000,000	4,999,499	4,999,499	9,997,769	9,997,769
Federal Home Loan Bank, 0 coupon bond, November 29, 2010	10,000,000	9,997,050	9,997,050	2,999,267	2,999,267
Federal Home Loan Bank, 0 coupon bond, March, 2010		-	-	1,999,660	1,999,660

Total Cash Equivalents		36,209,549	36,209,549	17,995,880	17,995,880

Cash		1,695,574	1,695,574	6,526,279	6,526,279

Total Cash and Cash Equivalents		$37,905,123	$37,905,123	$24,522,159	$24,522,159

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2010 and December 31, 2009

Note 1: Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America that are applicable to real estate investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2009. The Partnership has evaluated subsequent events through November 11, 2010, the date these financial statements were available to be issued.

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

September 30, 2010 and December 31, 2009

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

In April 2009, the FASB issued additional guidance for interim disclosures about fair value of financial instruments requiring, for interim reporting periods of publicly traded companies, disclosures similar to those already required in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted.

In May 2009, the FASB issued authoritative guidance for subsequent events. Subsequent events are events that occur after balance sheet date but before financial statements are issued or are available to be issued. This guidance addresses the accounting for and disclosure of subsequent events not addressed in other applicable Generally Accepted Accounting Principles (“U.S. GAAP”), including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Partnership’s adoption of this guidance, effective with the interim period ending June 30, 2009, did not have a material effect on the Partnership’s consolidated financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 1A.

In June 2009, the FASB issued authoritative guidance for the FASB’s Accounting Standards Codification as the source of authoritative U.S. GAAP. The Codification is not intended to change U.S. GAAP but is a new structure which organizes accounting pronouncements by accounting topic. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership’s adoption of this guidance, effective with the interim reporting period ending September 30, 2009, impacts the way the Partnership references U.S. GAAP standards in the financial statements.

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

September 30, 2010 and December 31, 2009

Note 1:    Summary of Significant Accounting Policies (continued)

B. Accounting Pronouncements Adopted (continued)

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Partnership adopted effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 3.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the nine months ended September 30, 2010 and September 30, 2009, was $718,440, and $1,313,693 respectively.

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

September 30, 2010 and December 31, 2009

Note 3:    Fair Value Measurements (continued)

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

During the three and nine months ended September 30, 2010, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2010 and December 31, 2009

Note 3:    Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at September 30, 2010 using

Assets:	Cost at 9/30/10	Amounts measured at fair value 9/30/10	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$193,241	$ 155,800	$ -	$ -	$155,800
Real estate partnerships and preferred equity investment	14,182	12,369	-	-	12,369

Total	$207,423	$ 168,169	$ -	$ -	$168,169

		(in 000’s)
		Fair value measurements at December 31, 2009 using

Assets:	Cost at 12/31/09	Amounts measured at fair value 12/31/2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$211,092	$ 167,100	$ -	$ -	$167,100
Real estate partnerships and preferred equity investment	14,239	10,045	-	-	10,045

Total	$225,331	$ 177,145	$ -	$ -	$177,145

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2010 and December 31, 2009

Note 3:    Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2010 and September 30, 2009.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the nine months ending September 30, 2010

(Level 3)

	Real estate and improvements	Real estate partnerships and preferred equity investment	Total

Beginning balance @ 1/1/10	$167,100	$10,045	$177,145

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	3,227	2,381	5,608
Equity income (losses)/interest income	-	756	756
Acquisitions, issuances, contributions	2,455	-	2,455
Dispositions, settlements and distributions	(16,982)	(813)	(17,795)

Ending balance @ 9/30/10	$155,800	$12,369	$168,169

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$887	$2,381	$3,268

(in 000’s) Fair value measurements using significant unobservable inputs for the nine months ending September 30, 2009 (Level 3)
	Real estate and improvements	Real estate partnerships and preferred equity investment	Total

Beginning balance @ 1/1/09	$221,196	$11,797	$232,993

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(46,537)	(1,429)	(47,966)
Equity income (losses)/interest income	-	777	777
Acquisitions, issuances, contributions	2,496	-	2,496
Dispositions, settlements and distributions	(9,655)	(847)	(10,502)

Ending balance @ 9/30/09	$167,500	$10,298	$177,798

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(42,085)	$(1,429)	$(43,514)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2010 and December 31, 2009

Note 3:  Fair Value Measurements (continued)

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending September 30, 2010

(Level 3)

	Real estate and improvements	Real estate partnerships and preferred equity investment	Total

Beginning balance @ 7/1/10	$168,018	$11,863	$179,881

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	4,429	524	4,953
Equity income (losses)/interest income	-	255	255
Acquisitions, issuances, contributions	335	-	335
Dispositions, settlements and distributions	(16,982)	(273)	(17,255)

Ending balance @ 9/30/10	$155,800	$12,369	$168,169

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$4,235	$524	$4,759

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending September 30, 2009

(Level 3)

	Real estate and improvements	Real estate partnerships and preferred equity investment	Total

Beginning balance @ 7/1/09	$176,200	$10,489	$186,689

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(10,078)	(138)	(10,216)
Equity income (losses)/interest income	-	255	255
Acquisitions, issuances, contributions	1,378	-	1,378
Dispositions, settlements and distributions	-	(308)	(308)

Ending balance @ 9/30/09	$167,500	$10,298	$177,798

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(10,078)	$(138)	$(10,216)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2010 and December 31, 2009

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

Based on borrowing rates available to the Partnership at September 30, 2010 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $31 million, and a carrying value of $31 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 5:  Risk

A.	Valuation Risk

Recent disruptions in the global capital, credit and real estate markets have led to, among other things, decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of September 30, 2010 and December 31, 2009.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At September 30, 2010 the Partnership had no outstanding matured loans.

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

September 30, 2010 and December 31, 2009

Note 6:  Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 7:  Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the periods ended September 30, 2010 and September 30, 2009, management fees incurred by the Partnership were $1,731,647 and $2,017,562, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the nine months ended September 30, 2010 and September 30, 2009, were $40,222 and $40,222, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2010 and December 31, 2009

Note 8:  Financial Highlights

	For The Nine Months Ended September 30,
	2010	2009	2008	2007	2006
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$25.88	$31.65	$36.55	$33.87	$29.59
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	1.24	1.09	1.55	1.71	1.50
Investment Management fee attributable to general partners’ controlling interest	(0.26)	(0.30)	(0.39)	(0.37)	(0.33)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.85	(6.73)	(1.31)	0.89	2.07

Net Increase in Net Assets Resulting from Operations attributable to general partners’ controlling interest	1.83	(5.94)	(0.15)	2.23	3.24

Net Asset Value attributable to general partners’ controlling interest, end of period	$27.71	$25.71	$36.40	$36.10	$32.83

Total Return attributable to general partners’ controlling interest, before Management Fee:	8.11%	-17.85%	0.64%	7.70%	12.14%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	7.09%	-18.75%	-0.41%	6.58%	10.96%
Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$171	$166	$246	$244	$222
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	1.22%	1.23%	1.08%	1.15%	1.15%
Net Investment Income, before Management Fee	4.73%	3.76%	4.20%	5.02%	4.87%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below :

Net Investment Income + Net Realized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

Note 9:  Subsequent Event

On October 28, 2010, the Partnership distributed $10.0 million to its Partners as a result of the successful sale of Brookwood Apartments.

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

(a) Liquidity and Capital Resources

As of September 30, 2010, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $37.9 million, an increase of approximately $13.4 million from $24.5 million at December 31, 2009. The increase was primarily due to the sale of an apartment property in Atlanta, Georgia. Partially offsetting this increase is the funding of capital expenditures to existing properties and a $7.5 million distribution to the Partners. Sources of liquidity included net cash flow from property operations, sales proceeds, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of September 30, 2010, approximately 18.2% of the Partnership’s total assets consisted of cash and cash equivalents.

The Partnership disposed of an apartment property in Atlanta, Georgia during the nine months ended September 30, 2010. The property sold for net proceeds of approximately $17.0 million. During the nine months ended September 30, 2010, the Partnership made distributions to its Partners totaling $7.5 million. During the nine months ended September 30, 2010, the Partnership attained sole ownership of the retail property in Dunn, North Carolina as the operating partner was removed from the venture.

During the nine months ended September 30, 2010, the Partnership spent approximately $2.0 million and accrued approximately $0.4 million on capital improvements to various existing properties. Approximately $1.4 million was associated with tenant improvements and capital upgrades at the office property in Brentwood, Tennessee; approximately $0.4 million contributed to tenant improvements and exterior upgrades at the retail property in Ocean City, Maryland; and approximately $0.2 million funded interior upgrades at the office property in Beaverton, Oregon. Finally, $0.4 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties.

On October 28, 2010, the Partnership distributed $10.0 million to its Partners as a result of the successful sale of the property in Atlanta, Georgia.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the nine and three-month periods ended September 30, 2010 and 2009.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the nine months ended September 30, 2010 was approximately $6.1 million, an increase of approximately $0.9 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily attributable to a $0.6 million increase in the apartment sector investments’ net investment income from the prior year period. Additionally the hotel and retail sector investments’ net investment incomes increased approximately $0.1 million and $0.3 million respectively, from the prior year period, while other net investment loss attributable to the general partners’ controlling interest decreased approximately $0.3 million over the same period. Partially offsetting these increases was a decrease in the office sectors investments’ net investment income attributable to the general partners’ controlling interest of approximately $0.5 million from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the quarter ended September 30, 2010 was approximately $2.1 million, an increase of approximately $0.4 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily attributable to the $0.2 million increase in the apartment sector investments’ net investment income, as well as the $0.1 million increases in the retail, and hotel sector investments’ net investment incomes from the prior year period, respectively. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation Overview

The Partnership recorded net recognized and unrealized gains attributable to the general partners’ controlling interest of approximately $5.3 million and $4.9 million for the nine and three-month periods ended September 30, 2010, respectively. This is compared with net recognized and unrealized losses attributable to the general partners’ controlling interest of approximately $45.0 million and $9.6 million for the prior year periods, respectively. The net unrealized gains attributable to the general partners’ controlling interest for the nine and three-month periods ended September 30, 2010 were due to valuation increases in the apartment and retail sectors’ investments. The components of these valuation changes are discussed below by investment type. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and recognized and unrealized gains or losses attributable to the general partners’ controlling interest by investment type for the nine and three-month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net Investment Income:

Office properties	$1,613,076	$2,063,323	$552,283	$507,941
Apartment properties	2,501,323	1,883,182	795,792	592,254
Retail properties	3,463,010	3,194,788	1,161,568	1,032,375
Hotel property	550,247	416,843	319,334	261,054
Other (including interest income, investment mgt fee, etc.)	(2,011,091)	(2,323,208)	(660,644)	(669,130)

Total Net Investment Income	$6,116,565	$5,234,928	$2,168,333	$1,724,494

Net Recognized Gain (Loss) on Real Estate Investments:

Apartment Properties	2,339,376	-	192,930	-
Retail properties	-	(4,452,106)	-	-

Net Recognized Gain (Loss) on Real Estate Investments	2,339,376	(4,452,106)	192,930	-

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(1,836,857)	(15,033,244)	(732,444)	(3,492,532)
Apartment properties	3,786,674	(10,167,354)	3,465,762	(642,718)
Retail properties	1,029,209	(12,136,729)	2,008,941	(4,728,952)
Hotel property	(38,629)	(3,229,699)	(30,699)	(759,369)

Net Unrealized Gain (Loss) on Real Estate Investments	2,940,397	(40,567,026)	4,711,560	(9,623,571)

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$5,279,773	($45,019,132)	$4,904,490	($9,623,571)

OFFICE PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Lisle, IL	$294,699	$51,479	$314,207	$(3,191,325)	48%	36%
Brentwood, TN	(219,304)	319,676	(190,400)	(6,495,216)	68%	70%
Beaverton, OR	691,108	899,962	(1,769,089)	(2,272,417)	88%	88%
Brentwood, TN	846,573	792,206	(191,575)	(3,074,286)	100%	100%

	$1,613,076	$2,063,323	$(1,836,857)	$(15,033,244)

Three Months Ended September 30,
Property
Lisle, IL	$145,334	$5,704	$(30,487)	$(894,393)
Brentwood, TN	4,814	(33,309)	(490,696)	(2,003,042)
Beaverton, OR	143,139	295,655	(22,808)	(242,152)
Brentwood, TN	258,996	239,891	(188,453)	(352,945)

	$552,283	$507,941	$(732,444)	$(3,492,532)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $1.6 million for the nine months ended September 30, 2010, a decrease of approximately $0.5 million from the prior year period. The decrease for the nine month period ended September 30, 2010 was primarily caused by (a) decreased rental income at one of the properties in Brentwood, Tennessee due to free rent given to the building’s largest tenant as part of a renewal of the tenant’s lease; and (b) decreased rental income at the property in Beaverton, Oregon caused by free rent given to a new full-floor tenant. Partially offsetting this decrease was an increase in rental income at the property in Lisle, Illinois due to the completion of the free rent period for one of the building’s larger tenants.

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties were relatively unchanged for the quarter ended September 30, 2010 compared with the prior year period.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.8 million during the nine months ended September 30, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $15.0 million for the prior year period. The net unrealized loss attributable to the general partner’s controlling interest for the nine months ended September 30, 2010 was primarily due to a $1.7 million valuation decline at the property in Beaverton, Oregon based on decreased market and contract rent because of a new full-floor tenant paying a lower rent than the previous tenant.

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.7 million during the quarter ended September 30, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $3.5 million for the prior year period. The net unrealized loss attributable to the general partner’s controlling interest for the quarter ended September 30, 2010 was primarily due to decreased market leasing assumptions at the properties in Brentwood, Tennessee.

APARTMENT PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Recognized & Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Atlanta, GA(1)	$610,210	$332,593	$2,339,376	$(2,538,635)	N/A	95%
Raleigh, NC	601,243	186,989	569,473	(1,660,188)	96%	96%
Austin, TX	874,775	941,126	2,297,268	(4,083,628)	97%	94%
Charlotte, NC	415,095	422,474	919,933	(1,884,903)	94%	96%

	$2,501,323	$1,883,182	$6,126,050	$(10,167,354)

Three Months Ended September 30,
Property
Atlanta, GA	$199,176	$92,606	$192,930	$(596,264)
Raleigh, NC	211,151	79,867	686,599	(29,414)
Austin, TX	267,763	270,168	1,800,000	1,000,000
Charlotte, NC	117,702	149,613	979,163	(1,017,040)

	$795,792	$592,254	$3,658,692	$(642,718)

(1)	The Atlanta, Georgia apartment property was sold on September 29, 2010.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $2.5 million for the nine months ended September 30, 2010, an increase of approximately $0.6 million from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.8 million for the quarter ended September 30, 2010, an increase of approximately $0.2 million from the prior year period. The increases in net investment income attributable to the general partners’ controlling interest for the nine and three month periods ended September 30, 2010 were primarily due to the write-off of accrued receivables at the property in Raleigh, North Carolina in the prior year period and decreased concessions and average vacancy at the property in Atlanta, Georgia caused by increased demand.

Recognized and Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded a net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $6.1 million for the nine months ended September 30, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $10.2 million for the prior year period. The net recognized and unrealized gain attributable to the general partners’ controlling interest for the nine month period ended September 30, 2010 was primarily due (a) to a recognized gain at the property in Atlanta, Georgia due to the sale of property; and (b) a net unrealized gain attributable to the general partners’ controlling interest at the property in Austin, Texas due to decreased investment rates and more favorable market leasing assumptions. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments.

The apartment properties owned by the Partnership recorded a recognized and net unrealized gain attributable to the general partners’ controlling interest of approximately $3.7 million for the quarter ended September 30, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.6 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the quarter ended September 30, 2010 was due (a) to a valuation increase at each apartment property due to decreased investment rates and more favorable market leasing assumptions; and (b) a recognized gain from the sale of the property in Atlanta, Georgia.

RETAIL PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Recognized & Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Roswell, GA(1)	$-	$137,068	$-	$(4,452,106)	N/A	N/A
Kansas City, KS (2)	-	21,094	-	-	N/A	N/A
Hampton, VA	736,320	753,204	(1,756,719)	(4,314,384)	94%	89%
Ocean City, MD	893,049	845,623	197,525	(1,877,704)	99%	95%
Westminster, MD	933,402	888,835	177,748	(4,100,156)	100%	100%
Dunn, NC (3)	150,631	(200,090)	29,655	(415,885)	35%	34%
CARS Preferred Equity	749,608	749,054	2,381,000	(1,428,600)	N/A	N/A

	$3,463,010	$3,194,788	$1,029,209	$(16,588,835)

Three Months Ended September 30,
Property
Roswell, GA(1)	$-	$(96,692)	$-	$-
Kansas City, KS (2)	-	362	-	-
Hampton, VA	232,037	250,499	554,250	(2,501,128)
Ocean City, MD	328,482	278,854	(12,917)	(370,820)
Westminster, MD	340,296	279,782	897,940	(1,300,036)
Dunn, NC(3)	8,109	66,926	45,848	(418,568)
CARS Preferred Equity	252,644	252,644	523,820	(138,400)

	$1,161,568	$1,032,375	$2,008,941	$(4,728,952)

(1)	The Roswell, Georgia retail property was sold on May 1, 2009.
(2)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the nine months ended September 30, 2009.
(3)	A portion of the Dunn, North Carolina retail property was sold on November 12, 2009.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $3.5 million for the nine months ended September 30, 2010, an increase of approximately $0.3 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the nine month period ended September 30, 2010 was largely due to the reconciliation of a loss previously misallocated to the partner at the retail property in Dunn, North Carolina during the prior year period. This increase was partially offset by the loss of income related to the disposition of the Roswell, Georgia retail property in the prior year period.

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.2 million for the quarter ended September 30, 2010, an increase of approximately $0.1 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the quarter ended September 30, 2010 was largely attributable to (a) an increase in income at the property in Westminster, Maryland due to the refusal of a tenant to pay rent in the prior year period; and (b) a loss of income during the prior year period at the property in Roswell, Georgia due to post-closing costs as a result of its sale.

Recognized and Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.0 million for the nine months ended September 30, 2010, compared with a net recognized and unrealized loss attributable to the general partners’ controlling interest of approximately $16.6 million for the prior year period. The unrealized gain attributable to the general partners’ controlling interest for the nine month period ended September 30, 2010 was primarily due to a valuation gain of approximately $2.4 million in the Capital Automotive Real Estate Services, or “CARS”, preferred equity investment due to a reduction in the expected remaining term of the investment, effectively increasing the probability of repayment. This gain was partially offset by a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.7 million at the property in Hampton, Virginia caused by the near-term potential of large tenants vacating and decreasing market rents.

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.0 million for the quarter ended September 30, 2010, compared with a net recognized and unrealized loss attributable to the general partners’ controlling interest of approximately $4.7 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the quarter ended September 30, 2010 was primarily due to (a) valuation gains of $0.6 million and $0.9 million at the properties in Hampton, Virginia and Westminster, Maryland, respectively, as a result of the early renewal of large tenants initially expected to vacate and (b) a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.5 million in the Capital Automotive Real Estate Services, or “CARS”, preferred equity investment due to a reduction in the expected remaining term of the investment, effectively increasing the probability of repayment.

HOTEL PROPERTY

Nine Months Ended September 30,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Lake Oswego, OR	$550,247	$416,843	$(38,629)	$(3,229,699)	77%	61%

Three Months Ended September 30,
Property
Lake Oswego, OR	$319,334	$261,054	$(30,699)	$(759,369)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.6 million for the nine months ended September 30, 2010, an increase of approximately $0.1 million from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.3 million for the quarter ended September 30, 2010, an increase of approximately $0.1 million from the prior year period. The increases in net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property for the nine and three-month periods ended September 30, 2010 were largely due to improved cost savings in operations and increased average daily room rate and occupancy as a result of the strengthening hospitality market driven by increased business and vacation travel.

Unrealized Gain/(Loss)

The Partnership’s hotel property’s unrealized returns attributable to the general partners’ controlling interest were relatively unchanged for the nine and three-month periods ended September 30, 2010, compared with unrealized losses attributable to the general partners’ controlling interest of approximately $3.2 million and $0.8 million for the prior year periods, respectively.

Other

Other net investment loss attributable to the general partners’ controlling interest decreased approximately $0.3 million over the prior year period for the nine month period ended September 30, 2010. Other net investment loss attributable to the general partners’ controlling interest remained relatively unchanged for the quarter ended September 30, 2010 over the prior year period. Other net investment includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partner’s controlling interest exposure to market rate risk as of September 30, 2010, consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at September 30, 2010:

	Maturity	Estimated Market Value (millions)	Average Interest Rate

Cash and Cash equivalents	0-3 months	$37.9	1.49%

The table below discloses the Partnership’s debt as of September 30, 2010. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2010	2011	2012	2013	2014	Thereafter	Total	Estimated Fair Value

Weighted Average Fixed Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Fixed Rate	$145	$604	$646	$691	$739	$3,510	$6,335	$6,612
Variable Rate	-	$15,421	-	$9,000	-	-	$24,421	$24,360
Premium/(Discount) on Investment Level Debt	($3)	-	-	-	-	-	($3)	-
Total Investment Level Debt	$142	$16,025	$646	$9,691	$739	$3,510	$30,753	$30,972

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e), occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

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

Date: November 12, 2010

	By:	/s/ Richard J. Carbone
Richard J. Carbone
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)