Form 10-K
period 2010-12-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2011-03-25
CIK 846581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act) Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC., FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 10, 2011, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2010.

THE PRUDENTIAL VARIABLE CONTRACT

REAL PROPERTY ACCOUNT

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America, or the “Company”, or the Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report Form 10-K for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

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

The Partnership has an investment policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. The largest portion of these real estate investments are direct ownership interests in income-producing real estate, such as office buildings, shopping centers, hotels, apartments, or industrial properties. Approximately 10% of the Partnership’s assets are generally held in cash or invested in liquid instruments and securities although the General Partners reserve discretion to increase this amount to meet partnership liquidity requirements.

Office Properties – The Partnership owns office properties in Lisle, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 372,007, of which 78%, or 288,322 square feet, are leased for terms ranging from 1 to 10 years.

Apartment Complexes – The Partnership owns apartment properties in Atlanta, Georgia; Austin, Texas; Charlotte, North Carolina; and Raleigh, North Carolina, comprising a total of 615 apartment units, of which 96%, or 591 units, are leased. Leases range from month-to-month to eighteen months.

Retail Property – The Partnership owns retail properties in Ocean City, Maryland; Hampton, Virginia; Dunn, North Carolina; and Westminster, Maryland. Total square footage owned is approximately 650,671 of which 79%, or 512,754 square feet, are leased for terms ranging from 1 to 30 years.

Hotel Property – The Partnership owns a hotel property in Lake Oswego, Oregon. This joint venture investment has 161 rooms. Occupancy for the year ended 2010 averaged 59%.

Investment in Real Estate Trust – The Partnership liquidated its entire investment in shares of a real estate investment trust, or “REIT” in December 2001. The Partnership does, however, maintain a preferred equity investment in an existing private real estate investment trust, or “REIT” (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data).

The Partnership’s investments are maintained so as to meet the diversification requirements set forth in treasury regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts. Section 817(h) requires, among other things, that the Partnership will have no more than 55% of the assets invested in any one investment, no more than 70% of the assets invested in any two investments, no more than 80% of the assets invested in any three investments, and no more than 90% of the assets invested in any four investments. Also, to comply with regulatory requirements of the State of Arizona, the Partnership will limit additional investments in any one parcel or related parcels to an amount not exceeding 10% of the Partnership’s gross assets as of the prior fiscal year.

For more information regarding the Partnership’s investments, operations, and other significant events, see Item 7, Management’s Discussion and Analysis of Financial Condition and Item 8, Results of Operations and Financial Statements and Supplementary Data.

The following is a description of general conditions in the U.S. real estate markets for 2010, to which the Partnership’s investments were subject. It does not relate to specific properties held by the Partnership. The Partnership does not have widely diversified holdings; therefore, the discussions of vacancy rates, property values and returns in this section are not necessarily relevant to the Partnership’s portfolio. These results are not indicative of future performance.

Market Conditions

Despite a slowing in the economy and job growth during the third quarter of 2010, the commercial real estate market continued to recover last year from the downturn in 2008/2009. Space market fundamentals, which always lag changes in the broader economy, remain weak but have stabilized and are beginning to improve in certain sectors and markets. Capital is returning to real estate, as investors and lenders become more confident in the demand outlook, but the market remains bifurcated with capital focused almost exclusively on the best quality assets in the largest markets. Although commercial property values have recovered from the low levels in the first half of 2009, a meaningful recovery in fundamentals most likely will not occur until job growth accelerates.

Debt Markets

The lending environment has improved, and while activity is far from pre-crisis levels, capital is more readily available today than a year ago. According to Commercial Mortgage Alert, a trade publication that tracks the commercial mortgage market, new issuance of commercial mortgage-backed securities (CMBS) climbed to $11.6 billion in 2010, compared with the $3.0 billion issued in 2009. Sentiment in the markets has shifted, with more lenders trying to complete transactions.

REIT Market

The U.S. REIT market continued to improve in 2010. The FTSE NAREIT Equity REIT Index, which tracks the performance of U.S. equity REITs and is published jointly by the FTSE Group and the National Association of Real Estate Investment Trusts (NAREIT), posted its second straight year of 28% total returns. REITs continued to strengthen their balance sheets, raising a near-record amount of capital, according to NAREIT.

Property Markets

Despite high unemployment and modest economic growth, the commercial property markets seem to have stabilized. Vacancy rates in the office, retail and warehouse sectors remain at or near their highest levels in the three decades for which data is readily available, according to CB Richard Ellis Econometric Advisors (CB Richard Ellis), a Boston-based real estate research firm. However, much of the space that was under construction when the downturn began has been delivered, and tenant demand is starting to increase. Notably, property types with relatively short lease durations (apartments and hotels) have seen broad improvements in performance, with occupancy rates and rents moving higher in select markets.

Hotels: Demand for hotel rooms rose in the second half of 2010 as leisure and business travelers returned in growing numbers, according to Smith Travel Research, a leading provider of lodging industry data. Although average hotel occupancy remained below the peak levels in 2007 and room rates have shown gradual increases, both metrics are moving in a positive direction. Hotel transaction volume is recovering, and capital for hotels is once again available for transactions in certain markets.

Office: With the exception of a few major markets where conditions are already improving, offices are at the bottom of the cycle. While vacancy rates are in the high teens in most markets, the national average improved slightly in the fourth quarter of 2010. According to CB Richard Ellis, the U.S. office vacancy rate decreased by 20 basis points (or 0.20 percentage points) in the fourth quarter, falling to 16.4%. Absorption will lag job creation, which means demand for space will be limited until job growth increases substantially from current levels.

Retail: Vacancy rates in the retail segment continued to climb in 2010, reaching their highest levels since the early 1990s, according to CB Richard Ellis. The deterioration of fundamentals slowed in recent months, however, as consumer spending began to improve. However, shopping centers face competition from online retailers and challenges stemming from ongoing troubles among local merchants and national chains, such as A&P, Blockbuster and Borders.

Apartment: Robust tenant demand for apartments prompted national vacancy rates to decline in 2010. According to New York-based real estate research firm Reis, healthy absorption last year served to reduce the U.S. vacancy rate to 6.6% by year-end 2010, a 150 basis point drop from a year earlier. The improvement is due to the release of pent-up demand that built up during the recession, the increase in jobs, the decline in the homeownership rate, and the expanding population of 20-29 year olds, who make up the prime renter demographic.

Industrial: Demand for warehouse space increased in the second half of 2010, focused on the largest national logistics hubs, while little new supply has been added. Recent increases in global trade, retail sales and manufacturing output are all good signs for the sector. However, before the segment recovers, the overhang of excess capacity – not just vacant space, but the underutilization of currently occupied warehouse stock – must be absorbed.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Annual Report on Form 10-K.

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

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects Prudential Financial, Inc. (Prudential Financial) to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, new securities law requirements, cash flows or financial condition or advise or require Prudential Financial to hold or raise additional capital, impose additional risk management requirements or impose new requirements for the rapid and orderly dissolution of Prudential Financial .

Changes in U.S. federal income tax law could make some of Prudential’s products less attractive to consumers and increase its tax costs.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make Prudential’s products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax.

For example, the estate tax was completely eliminated for 2010, but modified carryover basis rules applied for property acquired from decedent’s dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. It is unclear what Congress will do with respect to the estate tax after 2012. This uncertainty makes estate planning difficult and may impact sales of Prudential’s products. Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of taxes payable by Prudential.

On February 14, 2011 the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals” or Revenue Proposals. Although the Administration has not released proposed statutory language, the Revenue Proposals includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products.

There is generally uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. In addition, Congress plans to hold a number of hearings during 2011 devoted to tax reform. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on Prudential and its products. However even in the absence of overall tax reform the large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the buildup of value of annuities and life insurance, making Prudential’s products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on its products.

The products Prudential sells have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of its products are significantly dependent on these characteristics and its ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of Prudential’s capital management strategies. Accordingly, a change in tax law, Prudential’s ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by its products, could impact product pricing and returns or require Prudential to reduce the sales of these products or implement other actions that could be disruptive to its business.

The companies offering the Contracts and the Partnership are heavily regulated and changes in regulation may reduce our profitability.

Our business is subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers. Many of the laws and regulations to which we are subject, are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our business.

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

Adverse capital market conditions have in the past, and could in the future, significantly affect our ability to meet liquidity needs and our access to capital and our cost of capital.

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our ability to support or grow our business. We need liquidity to pay our operating expenses, interest on our debt and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash.

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2010, the Partnership had no outstanding matured loans.

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

Even under relatively more favorable market conditions, our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

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

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Climate change, and its regulation, may affect the value of investments, including real estate investments we hold or manage for others. Our current evaluation is that the near term effects of climate change and climate change regulation on the Company are not material, but we cannot predict the long term impacts on us from climate change or its regulation.

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

As of December 31, 2010, approximately 27,003 contract owners of record held investments in the Real Property Account.

Item 6. Selected Financial Data

Prudential Variable Contract Real Property Partnership Results of Operations and Financial Position for the General Partner’s Controlling Interest are summarized as follows:

RESULTS OF OPERATIONS:

	Item 6. Selected Financial Data

	Year Ended December 31,

	2010	2009	2008	2007	2006
RESULTS OF OPERATIONS:

Total Investment Income	$24,928,302	$26,678,405	$32,124,390	$31,700,063	$28,623,487

Net Investment Income	$7,969,409	$7,250,690	$11,138,184	$12,663,580	$11,161,728

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	7,354,272	(45,984,726)	(44,233,635)	5,453,595	18,352,005

Net Increase in Net Assets
Resulting From Operations	$15,323,681	$(38,734,036)	$(33,095,451)	$18,117,175	$29,513,733

FINANCIAL POSITION:

			Year Ended December 31,

	2010	2009	2008	2007	2006

Total Assets	$202,789,389	$204,296,658	$263,665,273	$290,166,898	$272,136,819

Long Term Lease Obligation	$-	$-	$-	$-	$-

Investment Level Debt	$30,565,616	$30,824,899	$40,047,827	$32,121,712	$32,710,488

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

(a) Liquidity and Capital Resources

As of December 31, 2010, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $28.9 million, an increase of approximately $4.4 million from $24.5 million at December 31, 2009. The increase was primarily due to the sale of an apartment property in Atlanta, Georgia and cash flows generated from the Partnership’s operating activities. Partially offsetting the increase were distributions to the Partners and the funding of capital expenditures to existing properties. Sources of liquidity included net cash flow from property operations, sales proceeds, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of December 31, 2010, approximately 14.2% of the Partnership’s total assets consisted of cash and cash equivalents.

The Partnership did not have any acquisitions for the year ended December 31, 2010. The Partnership exercised a one-year extension option on a $15.5 million loan at the retail property in Ocean City, Maryland on April 1, 2010. During the year ended December 31, 2010, the Partnership made distributions to the Partners totaling $17.5 million.

Dispositions for the year ended December 31, 2010 included the sale of one asset. On September 29, 2010, the Partnership sold the apartment property in Atlanta, Georgia, resulting in net proceeds of $17.0 million to the Partnership.

During the year ended December 31, 2010, the Partnership spent approximately $3.4 million on capital improvements to various existing properties. Approximately $1.6 million was associated with tenant improvements, leasing expenses, and interior upgrades at the office property in Brentwood, Tennessee; approximately $0.3 million funded tenant improvements, leasing expenses, and exterior upgrades at the retail property in Ocean City, Maryland; approximately $0.2 million were spent in association with clubhouse renovation and sale preparation at the property in Atlanta, Georgia; and approximately $0.3 million contributed to a roof replacement at the office property in Brentwood, Tennessee. The remaining $1.0 million was associated with minor capital improvements and leasing costs associated with leasing expenses related to other properties in the Partnership.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the years ended December 31, 2010, and 2009.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2010 was approximately $8.0 million, an increase of approximately $0.7 million from the prior year. The increase in net investment income attributable to the general partners’ controlling interest was due to increases of approximately $0.4 million, $0.3 million, and $0.1 million in the apartment, retail, and hotel sectors’ net investment income attributable to the general partners’ controlling interest, respectfully, during the year ended December 31, 2010 from the prior year. Additionally, there was an approximately $0.2 million less losses in other income. Partially offsetting these increases was a decrease of approximately $0.4 million in the office sector’s net investment income attributable to the general partners’ controlling interest from the prior year. The components of this net investment income attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation overview

The Partnership recorded a net recognized gain attributable to the general partners’ controlling interests of approximately $2.3 million for the year ended December 31, 2010, compared with a net recognized loss attributable to the general partners’ controlling interest of approximately $4.3 million for the prior year. The Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $5.0 million for the year ended December 31, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $41.7 million for the prior year. The net unrealized gain attributable to the general partners’ controlling interest of approximately $5.0 million for the year ended December 31, 2010 was primarily attributable to valuation increases in the apartment and retail sectors’ investments of approximately $5.6 million and $1.6 million, respectively. This increase was partially offset by a net unrealized decrease attributable to the general partners’ controlling interests of approximately $2.1 million and $0.1 million in the office and hotel sectors’ investments, respectively. The components of these valuation losses are discussed below by investment type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and realized and unrealized gain or (loss) attributable to the general partners’ controlling interests or losses attributable to the general partners’ controlling interests by investment type for the years ended December 31, 2010 and 2009.

	Twelve Months Ended December 31,
	2010	2009
Net Investment Income:

Office properties	$2,116,649	$2,463,010
Apartment properties	3,100,230	2,674,979
Retail properties	4,702,107	4,425,357
Hotel property	751,058	620,724
Other (including interest income, investment mgt fee, etc.)	(2,700,635)	(2,933,380)

Total Net Investment Income	$7,969,409	$7,250,690

Net Recognized Gain (Loss) on Real Estate Investments:

Apartment Properties	$2,326,187	$-
Retail properties	-	(4,254,196)

Net Recognized Gain (Loss) on Real Estate Investments	$2,326,187	$(4,254,196)

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	$(2,121,258)	$(15,609,886)
Apartment properties	5,621,737	(9,659,969)
Retail properties	1,590,868	(12,728,430)
Industrial property	-	-
Hotel property	(63,262)	(3,732,245)

Net Unrealized Gain (Loss) on Real Estate Investments	$5,028,085	$(41,730,530)

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$7,354,272	($45,984,726)

OFFICE PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy as of 12/31/10	Occupancy as of 12/31/09
Property
Lisle, IL	$322,148	$44,274	$346,730	$(3,809,684)	48%	48%
Brentwood, TN	(144,332)	149,890	133,512	(6,012,154)	78%	70%
Beaverton, OR	798,157	1,178,698	(2,111,499)	(2,612,641)	88%	88%
Brentwood, TN	1,140,676	1,090,148	(490,001)	(3,175,407)	100%	100%

	$2,116,649	$2,463,010	$(2,121,258)	$(15,609,886)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $2.1 million for the year ended December 31, 2010, a decrease of approximately $0.4 million from the prior year. The decrease in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2010 was primarily the result of (a) a $0.3 million decrease at one of the properties in Brentwood, Tennessee due to free rent given to the largest existing tenant; and (b) a $0.4 million decrease at the property in Beaverton, Oregon due to the loss of the building’s largest tenant along with free rent given to a replacement tenant. These decreases were partially offset by an increase of $0.3 million in net investment income attributable to the general partners’ controlling interest at the property in Lisle, Illinois due to increased average occupancy and a full year of rental payments from a new tenant.

Unrealized gain /(loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $2.1 million during the year ended December 31, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $15.6 million for the prior year. The net unrealized loss attributable to the general partners’ controlling interest of approximately $2.1 million for the year ended December 31, 2010 was primarily due to net unrealized losses attributable to the general partners’ controlling interest of approximately $2.1 million and $0.5 million at the properties in Beaverton, Oregon and Brentwood, Tennessee, respectively. The decrease at the property in Beaverton, Oregon was primarily attributable to the loss of a full floor tenant, in addition to the lease expiration of another full floor tenant in 2012, causing investment rates to increase. The decrease at the property in Brentwood, Tennessee was due to the upcoming lease expiration of the building’s only tenant. These decreases were partially offset by net unrealized gains attributable to the general partners’ controlling interest of $0.3 million and $0.1 million at the properties in Lisle, Illinois and Brentwood, Tennessee due to improved tenant mixes.

APARTMENT PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Recognized & Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy as of 12/31/10	Occupancy as of 12/31/09
Property
Atlanta, GA(1)	$537,772	$512,311	$2,326,187	$(1,999,912)	NA	92%
Raleigh, NC	834,480	332,684	2,263,884	(1,679,426)	97%	93%
Austin, TX	1,168,585	1,260,713	2,461,614	(4,083,628)	95%	95%
Charlotte, NC	559,393	569,271	896,239	(1,897,003)	96%	91%

	$3,100,230	$2,674,979	$7,947,924	$(9,659,969)

(1)	The Atlanta, Georgia property was sold on September 29, 2010, which is reflected as a recognized gain/(loss).

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $3.1 million for the year ended December 31, 2010, an increase of approximately $0.4 million from the prior year. The increase in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2010 was primarily due to expense saving measures and favorable interest rates The increase in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2010 was primarily due to expense saving measures and favorable interest rates resulting in lower interest expenses on the variable rate loan at the property in Raleigh, North Carolina.

Recognized & Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $7.9 million for the year ended December 31, 2010, compared with a net recognized and unrealized loss attributable to the general partners’ controlling interest of approximately $9.7 million for the prior year. The net recognized and unrealized gain attributable to the general partners’ controlling interest for the year ended December 31, 2010 was primarily due to (a) decreased investment rates and more aggressive market leasing assumptions across the apartment sector that caused each property to increase in value; and (b) a recognized gain upon the sale of the property in Atlanta, Georgia on September 29, 2010.

RETAIL PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Recognized & Unrealized Gain/(Loss) 2009	Occupancy as of 12/31/10	Occupancy as of 12/31/09
Property
Roswell, GA(1)	$-	$136,726	$-	$(4,452,106)	N/A	N/A
Kansas City, KS(2)	-	21,094	-	-	N/A	N/A
Hampton, VA	995,211	967,392	(2,360,694)	(4,825,583)	94%	89%
Ocean City, MD	1,181,188	1,113,478	526,367	(2,121,292)	98%	96%
Westminster, MD	1,288,695	1,214,240	676,440	(3,800,156)	100%	100%
Dunn, NC(3)	232,760	(101,433)	129,655	(116,789)	35%	36%
CARS Preferred Equity	1,004,253	1,073,860	2,619,100	(1,666,700)	N/A	N/A

	$4,702,107	$4,425,357	$1,590,868	$(16,982,626)

(1)	The Roswell, Georgia retail property was sold on May 1, 2009, which is reflected as a recognized gain/(loss).
(2)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the year ended December 31, 2009.
(3)	A portion of the Dunn, North Carolina retail property was sold on November 12, 2009, which is reflected as a recognized gain/(loss).

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $4.7 million for the year ended December 31, 2010, an increase of approximately $0.3 million from the prior year. The increase was primarily due to a one-time occurrence related to bad debt expense at the retail property in Dunn, North Carolina that reduced its net investment income attributable to the general partners’ controlling interest during the prior year. Partially offsetting this increase was the loss of operating income from the Roswell, Georgia retail property sold on May 1, 2009.

Unrealized gain /(loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.6 million for the year ended December 31, 2010, compared with a net recognized and unrealized loss attributable to the general partners’ controlling interest of approximately $17.0 million for the prior year. The net unrealized gain attributable to the general partners’ controlling interest for the year ended December 31, 2010 was primarily due to (a) an increased valuation of the Capital Automotive Real Estate Services, or “CARS”, preferred equity investment based on a reduction in the expected remaining term of the investment, resulting in an increased present value of principal repayment, as well as decreased risk and applied market investment rate; and (b) decreased investment rates and more aggressive market leasing assumptions at the properties in Ocean City, Maryland and Westminster, Maryland based on improving property fundamentals and national consumption, which caused each property to increase in value. This gain was partially offset by the unrealized loss attributable to the general partners’ controlling interest at the property in Hampton, Virginia due to tenant weakness reflected by declining sales and inferior credit at the center and conservative market leasing assumptions including decreased projected market rents, lower renewal probability, and slower space absorption generating a valuation decline.

HOTEL PROPERTY

Year Ended December 31,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Average Occupancy 2010	Average Occupancy 2009
Property
Lake Oswego, OR	$751,058	$620,724	$(63,262)	$(3,732,245)	59%	61%

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.8 million for the year ended December 31, 2010, reflecting an increase of approximately $0.1 million from the prior year due to improved cost savings in operations and increased average daily room rate as a result of the strengthening hospitality market driven by increased business and vacation travel.

Unrealized gain /(loss)

The hotel property owned by the Partnership recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the year ended December 31, 2010, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $3.7 million for the prior year. The unrealized loss attributable to the general partners’ controlling interest for the year ended December 31, 2010 reflects a valuation decline due to increased projected stabilization period and decreased stabilized market occupancy assumptions.

Other

Other net investment loss decreased approximately $0.2 million during the year ended December 31, 2010 from the prior year. Other net investment loss includes investment management fees and portfolio level expenses offset by interest income from short-term investments.

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

Accounting Pronouncements Adopted

See Note 2C to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

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

In general fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM, which is an indirectly owned subsidiary of Prudential Financial, Inc., is responsible for assuring that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximated value for the type of real estate in the market.

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 (see Note 4 for detail) under the FASB authoritative guidance for fair value measurements.

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

As described above, the estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller . These variances could be material to the financial statements. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2010 and 2009.

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

Interest Rate Risk – The general partner’s controlling interest exposure to market rate risk for changes in interest rates relates to approximately 36.02% of its investment portfolio as of December 31, 2010, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at December 31, 2010:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and Cash equivalents	0-3 months	$ 28.9	1.42%

The table below discloses the Partnership’s debt as of December 31, 2010. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value

Weighted Average Fixed Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Fixed Rate	$604	$646	$691	$740	$791	$2,719	$6,191	$6,280
Variable Rate	$15,385	-	$9,000	-	-	-	$24,385	$24,341
Premium/(Discount) on Investment Level Debt	($10)	-	-	-	-	-	($10)	-

Total Investment Level Debt	$15,979	$646	$9,691	$740	$791	$2,719	$30,566	$30,621

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are listed in the accompanying Index to the Financial Statements and Supplementary Data on F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2010 are included on Page F-2 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of December 31, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

DIRECTORS

THOMAS J. BALTIMORE, JR. -- Director (current term expires June, 2011). Co-Founder and President, RLJ Development, LLC. Mr. Baltimore is also director of Duke Realty Corporation and Integra LifeSciences Holding Corporation. Age 47.

GORDON M. BETHUNE -- Director (current term expires June, 2011). Member, Compensation Committee. Member, Corporate Governance and Business Ethics Committee. Former Chairman and Chief Executive Officer Continental Airlines, Inc., Retired. Mr. Bethune is also a director of Honeywell International, Inc. and Sprint Nextel Corporation. Age 69.

W. GASTON CAPERTON, III -- Director (current term expires June, 2011). Member, Finance and Dividends Committee. Member, Investment Committee. President, The College Board. Governor Caperton is also a director of Energy Corporation of America and Owens Corning. Age 71.

GILBERT F. CASELLAS -- Director (current term expires June, 2011). Member, Audit Committee. Vice President, Corporate Responsibility, Dell Inc. Mr. Casellas is also a director of The Swarthmore Group, Inc. Age 58.

JAMES G. CULLEN -- Director (current term expires June, 2011). Chairman, Compensation Committee; Member, Audit Committee; Member, Executive Committee. Retired President and Chief Operating Officer, Bell Atlantic Corporation. Mr. Cullen is also a director of Agilient Technologies, Inc., Johnson & Johnson, and NeuStar, Inc. Age 68.

WILLIAM H. GRAY, III -- Director (current term expires June, 2011). Chairman, Corporate Governance and Business Ethics Committee; Member, Executive Committee. Retired. Mr. Gray is the Co- Chairman of Gray Loeffler, LLC, formerly The Amani Group, LLC. Mr. Gray is also a director of Dell Inc., JP Morgan Chase & Co. and Pfizer, Inc. Age 69.

MARK B. GRIER -- Director (current term expires June, 2011). Vice Chairman, Prudential. Age 58.

JON F. HANSON -- Director (current term expires June, 2011). Chairman, Executive Committee; Chairman, Finance and Dividends Committee; Chairman, Investment Committee. Chairman of The Hampshire Companies. Mr. Hanson is also a director of James E. Hanson Management Company, HealthSouth Corp., Pascack Community Bank, and Yankee Global Enterprises. Age 74.

CONSTANCE J. HORNER -- Director (current term expires June, 2011). Member, Compensation Committee; Member, Corporate Governance and Business Ethics Committee. Former Assistant to the President of the United States. Ms. Horner is also a director of Ingersoll-Rand Company, Ltd., and Pfizer, Inc. Age 69.

MARTINA T. HUND-MEJEAN -- Director (current term expires June, 2011). Ms Mejean is currently the Chief Financial Officer of MasterCard, Incorporated. Age 50.

KARL J. KRAPEK -- Director (current term expires June, 2011). Member, Finance and Dividends Committee. Member, Investment Committee. Retired President and Chief Operating Officer, United Technologies Corporation. Mr. Krapek is also a director of Connecticut Bank & Trust Company, Visteon Corporation and Northrop Grunman Corporation. Age 62.

CHRISTINE A. POON -- Director (current term expires June, 2011). Member, Finance and Dividends Committee. Member, Investment Committee. Dean of Fisher College of Business, The Ohio State University. Ms. Poon is also a director of Koninklijke Phillips Electronics NV. Age 58.

JOHN R. STRANGFELD -- Director (current term expires June, 2011). Chairman, Chief Executive Officer and President, Prudential. Age 57.

JAMES A. UNRUH -- Director (current term expires June, 2011). Member, Audit Committee. Founding Principal, Alerion Capital Group, LLC. Mr. Unruh is also a director of CSG Systems International, Inc. (“CSG”), Tenet Healthcare Corporation, and Qwest Communications International, Inc. Age 69.

THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

PRINCIPAL OFFICERS **

EDWARD P. BAIRD--Executive Vice President and Chief Operating Officer, International Businesses, Prudential. Age 62.

SUSAN L. BLOUNT--Senior Vice President and General Counsel, Prudential. Age 53.

RICHARD J. CARBONE--Executive Vice President and Chief Financial Officer, Prudential. Age 63.

HELEN GALT--Senior Vice President, Company Actuary, Chief Risk Officer, Prudential. Age 63.

MARK B. GRIER--Vice Chairman, Prudential. Age 58.

CHARLES F. LOWREY--Executive Vice President and Chief Operating Officer U.S. Businesses, Prudential. Age 53.

JOHN R. STRANGFELD--Chairman, Chief Executive Officer and President, Prudential. Age 57.

SHARON C. TAYLOR--Senior Vice President, Human Resources and Chair of The Prudential Foundation, Prudential. Age 56.

** Principal officers of The Prudential Insurance Company of America hold comparable positions with Prudential Financial, Inc.

Code of Ethics

We have adopted a code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, as well as to our directors and other employees. Making the Right Choices is posted on Prudential Financial’s website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com.

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

Additional information called for by this item is hereby incorporated by reference to the section entitled “Item 1: Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” “Corporate Governance,” “Committees of the Board of Directors—Audit Committee” and “Report of the Audit Committee” (except to the extent that portions of such report are permitted by SEC rules not to be so incorporated) in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2011, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Related Transactions in Note 11 of Notes to Financial Statements of the Partnership.

The Registrant is an indirect wholly-owned subsidiary of Prudential, which, in turn, is an indirect, wholly-owned subsidiary of Prudential Financial, Inc. All Directors and Executive Officers of the Registrant are employees and officers of Prudential.

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial, Inc. has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial, Inc. and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in the definitive proxy statement of Prudential Financial, Inc. for the Annual Meeting of Shareholders to be held on May 10, 2011, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2010.

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

(c)

The following is a list of Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

in respect of

The Prudential Variable Contract Real Property Account

(Registrant)

Date: March 25, 2011	By:	/s/ Richard J. Carbone
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Strangfeld	Chief Executive Officer, President and Director	March 25, 2011
John R. Strangfeld

/s/ Richard J. Carbone	Chief Financial Officer	March 25, 2011
Richard J. Carbone

/s/ Peter Sayre	Senior Vice President and Controller	March 25, 2011
Peter Sayre	(Principal Accounting Officer)

	Title	Date

/s/ Thomas J. Baltimore, Jr.	Director	March 25, 2011
Thomas J. Baltimore, Jr.

/s/ Gordon M. Bethune	Director	March 25, 2011
Gordon M. Bethune

/s/ W. Gaston Caperton, III	Director	March 25, 2011
W. Gaston Caperton, III

/s/ Gilbert F. Casellas	Director	March 25, 2011
Gilbert F. Casellas

/s/ James G. Cullen	Director	March 25, 2011
James G. Cullen

/s/ William H. Gray, III	Director	March 25, 2011
William H. Gray, III

/s/ Mark B. Grier	Director	March 25, 2011
Mark B. Grier

/s/ Jon F. Hanson	Director	March 25, 2011
Jon F. Hanson

/s/ Constance J. Horner	Director	March 25, 2011
Constance J. Horner

/s/ Martina T. Hund-Mejean	Director	March 25, 2011
Martina T. Hund-Mejean

/s/ Karl J. Krapek	Director	March 25, 2011
Karl J. Krapek

/s/ Christine A. Poon	Director	March 25, 2011
Christine A. Poon

/s/ John R. Strangfeld	Director	March 25, 2011
John R. Strangfeld

/s/ James A. Unruh	Director	March 25, 2011
James A. Unruh

By: *	/s/ Thomas C. Castano
Thomas C. Castano (Attorney-in-Fact)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

March 25, 2011

Report of Independent Registered Public Accounting Firm

To the Contract Owners of

The Prudential Variable Contract Real Property Account

and the Board of Directors of

The Prudential Insurance Company of America

In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Account at December 31, 2010 and 2009, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York March 25, 2011

FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

December 31, 2010 and 2009

	2010	2009
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$67,547,308	$67,962,819

Net Assets	$67,547,308	$67,962,819

NET ASSETS, representing:
Equity of contract owners	$49,828,295	$46,512,086
Equity of The Prudential Insurance Company of America	17,719,013	21,450,733

	$67,547,308	$67,962,819

Units outstanding	32,309,315	35,427,235

Portfolio shares held	2,380,253	2,626,531
Portfolio net asset value per share	$28.38	$25.88

STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
	2010	2009	2008
INVESTMENT INCOME
Net investment income from Partnership operations	$3,247,867	$2,944,237	$4,518,355

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	373,002	397,527	556,142

NET INVESTMENT INCOME	2,874,865	2,546,710	3,962,213

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	2,053,474	(16,935,039)	(17,943,973)
Net realized gain (loss) on sale of investments allocated from the Partnership	948,018	(1,727,472)	0

NET GAIN (LOSS) ON INVESTMENTS	3,001,492	(18,662,511)	(17,943,973)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,876,357	$(16,115,801)	$(13,981,760)

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2010, 2009 and 2008
	2010	2009	2008
OPERATIONS
Net investment income	$2,874,865	$2,546,710	$3,962,213
Net change in unrealized gain (loss) on investments in Partnership	2,053,474	(16,935,039)	(17,943,973)
Net realized gain (loss) on sale of investments allocated from the Partnership	948,018	(1,727,472)	0

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	5,876,357	(16,115,801)	(13,981,760)

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(746,156)	(2,288,861)	(2,238,147)
Net contributions (withdrawals) by The Prudential Insurance Company of America	(5,545,712)	(419,494)	2,794,289

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(6,291,868)	(2,708,355)	556,142

TOTAL INCREASE (DECREASE) IN NET ASSETS	(415,511)	(18,824,156)	(13,425,618)

NET ASSETS
Beginning of period	67,962,819	86,786,975	100,212,593

End of period	$67,547,308	$67,962,819	$86,786,975

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2010

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

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2010

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

In January 2010, the FASB issued updated guidance that requires new fair value disclosures for significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which is effective for interim and annual reporting periods beginning after December 15, 2010. The Account adopted effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 10.

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At December 31, 2010 and December 31, 2009 the Account’s interest in the Partnership was 40.9% or 2,380,253 shares and 40.6% or 2,626,531 shares, respectively. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

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

December 31, 2010

Note 4: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Prudential’s variable insurance and variable annuity products for the years ended December 31, 2010, 2009 and 2008 were as follows:

2010:

	VIP & PDISCO+	PVAL & PVAL $100,000+ face value	TOTAL
Contract Owner Net Payments:	$3,729	$3,232,631	$3,236,360
Policy Loans:	0	(1,108,792)	(1,108,792)
Policy Loan Repayments and Interest:	0	1,228,010	1,228,010
Surrenders, Withdrawals, and Death Benefits:	(234,971)	(2,079,278)	(2,314,249)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	91,019	14,972	105,991
Administrative and Other Charges:	(971)	(1,892,505)	(1,893,476)

Net Withdrawals by Contract Owners	$(141,194)	$(604,962)	$(746,156)

2009:

	VIP & PDISCO+	PVAL & PVAL $100,000+ face value	TOTAL
Contract Owner Net Payments:	$5,049	$4,280,805	$4,285,854
Policy Loans:	0	(1,180,434)	(1,180,434)
Policy Loan Repayments and Interest:	0	1,983,523	1,983,523
Surrenders, Withdrawals, and Death Benefits:	(162,757)	(4,254,726)	(4,417,483)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	(59,037)	(584,477)	(643,514)
Administrative and Other Charges:	(1,247)	(2,315,560)	(2,316,807)

Net Withdrawals by Contract Owners	$(217,992)	$(2,070,869)	$(2,288,861)

2008:

	VIP & PDISCO+	PVAL & PVAL $100,000+ face value	TOTAL
Contract Owner Net Payments:	$6,963	$4,528,338	$4,535,301
Policy Loans:	0	(1,868,168)	(1,868,168)
Policy Loan Repayments and Interest:	0	1,370,568	1,370,568
Surrenders, Withdrawals, and Death Benefits:	(492,456)	(3,690,570)	(4,183,026)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	34,626	665,582	700,208
Administrative and Other Charges:	(1,282)	(2,791,748)	(2,793,030)

Net Withdrawals by Contract Owners	$(452,149)	$(1,785,998)	$(2,238,147)

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2010

Note 5: Partnership Distributions

For the year ended December 31, 2010, the Partnership made distributions of $10 million on October 27th and $7.5 million on May 3rd. The Prudential Variable Contract Real Property Account’s share of these distributions were $3.8 and $2.9 million respectively. For the year ended December 31, 2009, the Partnership made a distribution of $8 million. The Prudential Variable Contract Real Property Account’s share of this distribution was $3.1 million

Note 6: Unit Activity

Transactions in units for the years ended December 31, 2010, 2009 and 2008 were as follows:

2010:

			PDISCO+	VIP	PVAL	PVAL $100,000+ face value
Company Contributions:	1,147,987	Contract Owner Contributions:	50,917	27,588	1,399,699	1,188,851
Company Redemptions:	(3,892,356)	Contract Owner Redemptions:	(42,766)	(113,360)	(1,512,819)	(1,371,662)

2009:

			PDISCO+	VIP	PVAL	PVAL $100,000+ face value
Company Contributions:	1,721,880	Contract Owner Contributions:	0	11,091	1,616,780	1,415,151
Company Redemptions:	(1,922,174)	Contract Owner Redemptions:	(55,944)	(70,120)	(2,166,348)	(1,826,761)

2008:

			PDISCO+	VIP	PVAL	PVAL $100,000+ face value
Company Contributions:	1,542,396	Contract Owner Contributions:	16,953	40,638	1,259,052	1,220,472
Company Redemptions:	(395,329)	Contract Owner Redemptions:	(134,494)	(99,015)	(1,694,232)	(1,448,853)

Note 7: Purchases and Sales of Investments

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2010, 2009 and 2008 were as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Purchases:	$0	$0	$0
Sales:	$6,664,870	$3,105,882	$0

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2010

Note 8: Financial Highlights

Prudential sells a number of variable annuity and variable life insurance products. These products have unique combinations of features and fees that are charged against the contract owner’s account balance. Differences in the fee structures result in a variety of unit values, expense ratios and total returns.

The following table was developed by determining which products offered by Prudential have the lowest and highest total expense ratio. The summary may not reflect the minimum and maximum contract charges offered by the Company as contract owners may not have selected all available and applicable products as discussed in Note 1. The table reflects contract owner units only.

	At year ended			For year ended

	Units (000’s)	Unit Value Lowest-Highest	Net Assets (000’s)	Investment Income Ratio*	Expense Ratio ** Lowest-Highest	Total Return *** Lowest-Highest
December 31, 2010	23,654	$1.94643 to 2.19385	$49,828	4.79%	0.60% to 1.20%	8.37% to 9.02%
December 31, 2009	24,028	$1.79607 to 2.01231	$46,512	3.98%	0.60% to 1.20%	-19.22% to -18.74%
December 31, 2008	25,104	$2.22351 to 2.47629	$59,903	4.55%	0.60% to 1.20%	-14.43% to -13.92%
December 31, 2007	25,943	$2.59836 to 2.87660	$72,012	5.28%	0.60% to 1.20%	6.63% to 7.27%
December 31, 2006	26,281	$2.43678 to 2.68168	$68,091	5.1%	0.60% to 1.20%	13.11% to 13.78%

The table above reflects information for units held by contract owners. Prudential also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Prudential held 8,655,211, 11,399,580, 11,599,873, 10,452,719 and 9,807,865 units representing $17,719,013, $21,450,733, $26,884,019, $28,200,465, and $24,772,123 of net assets as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively. Charges for mortality risk, expense risk and administrative expenses are used by Prudential to purchase additional units in its account resulting in no impact to its net assets.

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

Charges and Expenses

A. Mortality Risk and Expense Risk Charges

Mortality risk and expense risk charges are determined daily using an effective annual rate of 1.2%, 0.9%, 0.6% and 1.2% for PDISCO+, PVAL, PVAL $100,000 + face value and VIP, respectively (for PDISCO+, the 1.2% includes a 0.20% administrative charge). Mortality risk is the risk that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is the risk that the cost of issuing and administering the policies may exceed related charges by Prudential. The mortality risk and expense risk charges are assessed through reduction in unit values.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2010

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

Also a deferred sales charge is imposed upon the withdrawals of certain purchase payments to compensate Prudential for sales and other marketing expenses for PDISCO+ and VIP. The amount of any sales charge will depend on the amount withdrawn and the number of contract years that have elapsed since the contract owner or annuitant made the purchase payments deemed to be withdrawn. As the amount of time that has elapsed since a given purchase payment made increases, the sales charge applicable to that purchase payment generally decreases. No sales charge is made against the withdrawal of investment income. No sales charge is imposed upon death benefit payments or upon transfers made between subaccounts. This deferred sales charge is assessed through the redemption of units.

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

December 31, 2010

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

December 31, 2010

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s) Fair Value Measurements at December 31, 2010 using
Assets:	Amounts Measured at Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$67,547	$-	$-	$67,547

Total Assets	$67,547	$-	$-	$67,547

	($ in 000’s)

	Fair Value Measurements at December 31, 2009 using
Assets:	Amounts Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$67,963	$-	$-	$67,963

Total Assets	$67,963	$-	$-	$67,963

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve month period ended December 31, 2010 and December 31, 2009.

Table 2:

($ in 000’s)
Fair Value Measurements

Fair Value Measurements Using Significant Unobservable Inputs for the year ended December 31, 2010
(Level 3)

Beginning balance @ 01/01/10	$67,963

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$3,001
Net Investment Income from Partnership operations	$3,248
Acquisition/Additions	-
Equity Income	-
Contributions	-
Disposition/Settlements	$(6,665)
Equity losses	-
Distributions	-

Ending balance @ 12/31/10	$67,547

The amount of total gains or losses for the period included in earnings

(or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

$2,053

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

$(16,935)

Report of Independent Registered Public Accounting Firm

To the Partners of

The Prudential Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the “Partnership”) at December 31, 2010 and 2009, and the results of its operations, the changes in net assets and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2C to the consolidated financial statements, the Partnership changed its accounting, presentation and disclosure for non-controlling interests in consolidated subsidiaries in 2009.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 4, 2011

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Partners of

The Prudential Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated March 4, 2011 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 4, 2011

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2010	December 31, 2009

ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 12/31/2010 - $194,140,941; 12/31/2009 -$211,091,543)	$158,900,000	$167,100,000
Real estate partnerships and preferred equity investments (cost: 12/31/2010 - $14,166,536; 12/31/2009 - $14,238,698)	12,591,448	10,044,510

Total real estate investments	171,491,448	177,144,510

CASH AND CASH EQUIVALENTS	28,881,784	24,522,159

OTHER ASSETS, NET	2,416,157	2,629,989

Total assets	$202,789,389	$204,296,658

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 12/31/10 $10,237; 12/31/09 $1,830)	$30,565,616	$30,824,899

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,870,545	2,541,198

DUE TO AFFILIATES	597,136	603,101

OTHER LIABILITIES	1,028,318	1,025,279

Total liabilities	35,061,615	34,994,477

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	165,027,953	167,204,272

NONCONTROLLING INTEREST	2,699,821	2,097,909

	167,727,774	169,302,181

Total liabilities and partners’ equity	$202,789,389	$204,296,658

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,815,305	6,461,874

SHARE VALUE AT END OF PERIOD	$28.38	$25.88

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2010	2009	2008

INVESTMENT INCOME:
Revenue from real estate and improvements	$23,887,391	$25,607,535	$30,723,626
Equity in income of real estate partnerships	1,010,274	1,031,368	994,333
Interest on short-term investments	30,637	39,502	406,431

Total investment income	24,928,302	26,678,405	32,124,390

INVESTMENT EXPENSES:
Operating	6,247,020	6,791,045	7,193,577
Investment management fee	2,315,378	2,607,256	3,447,030
Real estate taxes	2,386,515	2,747,956	2,957,947
Administrative	4,619,659	4,882,308	5,927,773
Interest expense	988,594	1,682,562	1,970,462

Total investment expenses	16,557,166	18,711,127	21,496,789

NET INVESTMENT INCOME	8,371,136	7,967,278	10,627,601

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	16,981,750	10,008,560	-
Less: Cost of real estate investments sold	20,366,393	38,102,511	-

Gain (loss) realized from real estate investments sold	(3,384,643)	(28,093,951)	-

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(5,710,830)	(23,870,681)	-

Net gain (loss) recognized on real estate investments sold	2,326,187	(4,223,270)	-

Change in unrealized gain (loss) on real estate investments held	5,707,392	(44,916,708)	(45,661,694)

NET REALIZED AND UNREALIZED GAIN (LOSS)	8,033,579	(49,139,978)	(45,661,694)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,404,715	$(41,172,700)	$(35,034,093)

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	401,727	716,588	(510,583)
Net recognized gain (loss) attributable to noncontrolling interest	-	30,926	-
Net unrealized gain (loss) attributable to noncontrolling interest	679,307	(3,186,178)	(1,428,059)

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$1,081,034	$(2,438,664)	$(1,938,642)

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	7,969,409	7,250,690	11,138,184
Net recognized gain (loss) attributable to general partners’ controlling interest	2,326,187	(4,254,196)	-
Net unrealized gain (loss) attributable to general partners’ controlling interest	5,028,085	(41,730,530)	(44,233,635)

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$15,323,681	$(38,734,036)	$(33,095,451)

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,

		2010			2009			2008

	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$7,969,409	$401,727	$8,371,136	$7,250,690	$716,588	$7,967,278	$11,138,184	$(510,583)	$10,627,601
Net realized and unrealized gain (loss) from real estate investments	7,354,272	679,307	8,033,579	(45,984,726)	(3,155,252)	(49,139,978)	(44,233,635)	(1,428,059)	(45,661,694)

Increase (decrease) in net assets resulting from operations	15,323,681	1,081,034	16,404,715	(38,734,036)	(2,438,664)	(41,172,700)	(33,095,451)	(1,938,642)	(35,034,093)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals	(17,500,000)	-	(17,500,000)	(8,000,000)	-	(8,000,000)	-	-	-
Contributions from noncontrolling interest	-	-	-	-	15,000	15,000	-	80,000	80,000
Distributions to noncontrolling interest	-	(479,122)	(479,122)	-	(402,690)	(402,690)	-	(221,885)	(221,885)

Increase (decrease) in net assets resulting from capital transactions	(17,500,000)	(479,122)	(17,979,122)	(8,000,000)	(387,690)	(8,387,690)	-	(141,885)	(141,885)

INCREASE (DECREASE) IN NET ASSETS	(2,176,319)	601,912	(1,574,407)	(46,734,036)	(2,826,354)	(49,560,390)	(33,095,451)	(2,080,527)	(35,175,978)

NET ASSETS - Beginning of period	167,204,272	2,097,909	169,302,181	213,938,308	4,924,263	218,862,571	247,033,759	7,004,790	254,038,549

NET ASSETS - End of period	$165,027,953	$2,699,821	$167,727,774	$167,204,272	$2,097,909	$169,302,181	$213,938,308	$4,924,263	$218,862,571

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$16,404,715	$(41,172,700)	$(35,034,093)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(8,033,579)	49,139,978	45,661,694
Amortization of discount on investment level debt	(8,407)	24,650	-
Amortization of deferred financing costs	43,970	63,888	94,554
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	72,163	85,506	199,730
Bad debt expense	123,552	94,787	1,139,238
(Increase) decrease in:
Other assets	46,309	147,375	(1,136,791)
Increase (decrease) in:
Accounts payable and accrued expenses	(515,246)	(383,740)	740,126
Due to affiliates	(5,965)	(248,494)	(49,776)
Other liabilities	3,039	46,937	57,888

Net cash flows provided by (used in) operating activities	8,130,551	7,798,187	11,672,570

CASH FLOWS PROVIDED FOR INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	16,981,750	10,008,560	-
Additions to real estate and improvements	(2,522,678)	(3,385,840)	(9,936,151)

Net cash flows provided by (used in) investing activities	14,459,072	6,622,720	(9,936,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	(17,500,000)	(8,000,000)	-
Proceeds from investment level debt	429,328	-	24,016,161
Principal payments on investment level debt	(680,204)	(9,247,578)	(16,090,046)
Contributions from noncontrolling interest	-	15,000	80,000
Distributions to noncontrolling interest	(479,122)	(402,690)	(221,885)

Net cash flows provided by (used in) financing activities	(18,229,998)	(17,635,268)	7,784,230

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,359,625	(3,214,361)	9,520,649

CASH AND CASH EQUIVALENTS - Beginning of period	24,522,159	27,736,520	18,215,871

CASH AND CASH EQUIVALENTS - End of period	$28,881,784	$24,522,159	$27,736,520

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF INVESTMENTS

			2010 Total Rentable Square Feet
			Unless Otherwise	December 31, 2010		December 31, 2009

	December 31, 2010		Indicated		Estimated Fair		Estimated Fair
Property Name	Ownership	City, State	(Unaudited)	Cost	Value	Cost	Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,339,685	$7,200,000	$26,186,415	$6,700,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,937,126	6,700,000	12,625,626	8,500,000
Westpark	WO	Brentwood, TN	97,199	14,585,669	10,400,000	13,019,181	8,700,000
Financial Plaza	WO	Brentwood, TN	98,049	12,854,615	9,500,000	12,564,614	9,700,000

		Offices % as of 12/31/10	21%	66,717,095	33,800,000	64,395,836	33,600,000

APARTMENTS

Brookwood Apartments	SOLD	Atlanta, GA	Sold	-	-	20,210,830	14,500,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,649,083	17,400,000	16,512,970	15,000,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,854,377	23,500,000	22,815,992	21,000,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,850,701	10,200,000	13,746,940	9,200,000

		Apartments % as of 12/31/10	31%	53,354,161	51,100,000	73,286,732	59,700,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,197,093	16,300,000	18,136,399	18,600,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,707,485	26,200,000	23,311,878	24,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,068,438	14,600,000	15,044,877	13,900,000
CARS Preferred Equity	PE	Various	N/A	14,166,536	12,591,448	14,238,698	10,044,510
Harnett Crossing	WO	Dunn, NC	193,325	6,239,696	3,300,000	-	-
Harnett Crossing	CJV	Dunn, NC	NA	-	-	6,237,926	3,200,000

		Retail % as of 12/31/10	44%	77,379,248	72,991,448	76,969,778	70,344,510

HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	10,856,973	13,600,000	10,677,895	13,500,000

		Hotel % as of 12/31/10	8%	10,856,973	13,600,000	10,677,895	13,500,000

Total Real Estate Investments as a Percentage of General Partners’ Controlling Interest as of 12/31/10			104%	$208,307,477	$171,491,448	$225,330,241	$177,144,510

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

EJV - Joint Venture Investment accounted for under the equity method

PE - Preferred equity investments

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

			December 31, 2010		December 31, 2009

				Estimated		Estimated
	Face Amount	Maturity Date	Cost	Fair Value	Cost	Fair Value

CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				17.5%		14.7%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$8,181,000	January 2011	$8,181,000	$8,181,000	$2,999,184	$2,999,184
Federal Home Loan Bank, 0 coupon bond	5,000,000	January 2011	4,999,740	4,999,740	9,997,769	9,997,769
Federal Home Loan Bank, 0 coupon bond	4,677,000	January 2011	4,676,891	4,676,891	2,999,267	2,999,267
Federal Home Loan Bank, 0 coupon bond	10,000,000	March 2011	9,997,022	9,997,022	1,999,660	1,999,660

Total Cash Equivalents			27,854,653	27,854,653	17,995,880	17,995,880

Cash			1,027,131	1,027,131	6,526,279	6,526,279

Total Cash and Cash Equivalents			$28,881,784	$28,881,784	$24,522,159	$24,522,159

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2010, 2009, and 2008

Note 1: Organization

On April 29, 1988, The Prudential Variable Contract Real Property Partnership (the “Partnership”), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America (“Prudential”), Pruco Life Insurance Company (“Pruco Life”), and Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”). The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The general partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey (collectively the “General Partners”). The General Partners may make additional daily cash contributions to or withdrawals from the Partnership in accordance with the provisions of the Partnership Agreement.

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

Shares of the Partnership are held by The Prudential Variable Contract Real Property Account, Pruco Life Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Accounts”) and may be purchased and sold at the then current per share net asset value of the Partnership’s net assets. Per share net asset value is calculated by dividing the net assets of the Partnership as determined above by the number of shares outstanding. A contract owner participates in the Partnership through interests in the Real Property Accounts.

PREI ® is the real estate advisory unit of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc. (“PFI”). PREI provides investment advisory services to the Partnership’s General Partners pursuant to the terms of the Advisory Agreement as described in Note 10.

Note 2: Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying consolidated financial statements of The Partnership included herein have been prepared in accordance with the requirements of Form 10-K and accounting principles generally accepted in the United States of America that are applicable to real estate investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Partnership has evaluated subsequent events through March 4, 2011, the date these financial statements were available to be issued.

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

For Years Ended December 31, 2010, 2009, and 2008

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

In December 2007, FASB revised the accounting, presentation and disclosure for noncontrolling interests in consolidated financial statements. This revised guidance requires noncontrolling interests to be reported as a separate component of equity. It also changes the allocation of losses and accounting in step acquisitions. The provisions in this revision should be applied prospectively except for the presentation and disclosure requirements, which are required retrospectively for all periods presented. After the initial adoption, any retained noncontrolling equity investment as a result of a deconsolidation must be measured at fair value at the date of the deconsolidation. This guidance is effective for the annual periods beginning after December 15, 2008. Pursuant to the Partnership’s adoption on January 1, 2009 of the revised guidance, the Partnership is presenting its noncontrolling interests as equity for all periods presented in the financial statements. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet. In addition, net investment income (loss) attributable to the noncontrolling interest, which was previously reported as an expense and reflected within Net Investment Income is now reported as a separate amount below “Increase (decrease) in Net Assets Resulting from Operations”, and totaled ($0.5) million for the year ended December 31, 2008.

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

For Years Ended December 31, 2010, 2009, and 2008

Note 2:	Summary of Significant Accounting Policies (continued)

C.	Accounting Pronouncements Adopted (continued)

In January 2010, the FASB issued updated guidance that requires new fair value disclosures for significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which is effective for interim and annual reporting periods beginning after December 15, 2010. The Partnership adopted effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 4.

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

In general fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM, which is an indirectly owned subsidiary of PFI, is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction costs including those which may be incurred upon disposition of the real estate investments.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximated value for the type of real estate in the market.

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 (see Note 4 for detail) under the FASB authoritative guidance for fair value measurements.

Unconsolidated real estate partnerships and preferred equity investment are carried at fair value and are generally valued at the Partnership’s equity in net assets as reflected in the partnerships’ financial statements with properties valued as described above. Under the equity method, the investment is initially recorded at the original investment amount, plus or minus additional amounts invested or distributed, and is subsequently adjusted for the Partnership’s share of undistributed earnings or losses, including unrealized appreciation and depreciation, from the partnership.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2010, 2009, and 2008

Note 2:	Summary of Significant Accounting Policies (continued)

D.	Real Estate Investments (continued)

As described above, the estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These variances could be material to the financial statements. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2010 and 2009.

E.

Cash and Cash Equivalents – Cash and cash equivalent are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at fair value.

F.

Other Assets – Restricted cash of $94,030 and $115,711 was maintained by the wholly owned and consolidated properties at December 31, 2010 and 2009, respectively, for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also include tenant receivables and are net of allowance for uncollectible accounts of $134,422 and $1,083,235 at December 31, 2010 and 2009, respectively.

G.

Investment Level Debt – Investment level debt includes mortgage loans payable on wholly owned properties and consolidated partnerships and is stated at the principal amount of the obligations outstanding. At times the Partnership may assume debt in connection with the purchase of real estate.

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

J.

Federal Income Taxes - The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the General Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2010, 2009, and 2008

Note 3: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the years ended December 31, 2010, 2009, and 2008, was $944,623, $1,618,673, and $1,878,870, respectively.

Note 4: Fair Value Measurements

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

During the year ended December 31, 2010 and 2009, there were no transfers between Level 1 and Level 2.

Please refer to Note 2D for discussion of valuation methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2010, 2009, and 2008

Note 4: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at December 31, 2010 using
Assets:	Cost at 12/31/10	Amounts measured at fair value 12/31/2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$194,141	$158,900	$-	$-	$158,900
Real estate partnerships and preferred equity investments	14,166	12,591	-	-	12,591

Total	$208,307	$171,491	$-	$-	$171,491

		(in 000’s)
		Fair value measurements at December 31, 2009 using
Assets:	Cost at 12/31/09	Amounts measured at fair value 12/31/2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$211,092	$167,100	$-	$-	$167,100
Real estate partnerships and preferred equity investments	14,239	10,045	-	-	10,045

Total	$225,331	$177,145	$-	$-	$177,145

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2010, 2009, and 2008

Note 4: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2010 and December 31, 2009.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs

(Level 3)

	Real estate and improvements	Real estate partnerships and preferred equity investments	Total

Beginning balance @ 1/1/10	$167,100	$10,045	$177,145

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	5,415	2,619	8,034
Equity income (losses)/interest income	-	1,010	1,010
Acquisitions, issuances and contributions	3,367	-	3,367
Disposition, settlements and distributions	(16,982)	(1,083)	(18,065)

Ending balance @ 12/31/10	$158,900	$12,591	$171,491

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$3,088	$2,619	$5,707

(in 000’s)
Fair value measurements using significant unobservable inputs
(Level 3)

	Real estate and improvements	Real estate partnerships and preferred equity investments	Total

Beginning balance @ 1/1/09	$221,196	$11,797	$232,993

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(47,473)	(1,667)	(49,140)
Equity income (losses)/interest income	-	1,031	1,031
Acquisitions, issuances and contributions	3,386	-	3,386
Disposition, settlements and distributions	(10,009)	(1,116)	(11,125)

Ending balance @ 12/31/09	$167,100	$10,045	$177,145

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(43,250)	$(1,667)	$(44,917)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2010, 2009, and 2008

Note 5: Investment Level Debt

Investment level debt includes mortgage loans payable as summarized below (in 000’s):

	As of 12/31/10		As of 12/31/09		As of 12/31/10
	100% Principal Balance Outstanding	(Unaudited) Partnership’s Share of Principal Balance Outstanding [1]	100% Principal Balance Outstanding	Interest Rate [2,3]	Maturity Date	Terms [4]

Mortgages of Wholly Owned Properties & Consolidated Partnerships
Hampton, VA	$6,191	$6,191	$6,756	6.75%	2018	PP, P&I
Ocean City, MD	15,385	12,280	15,071	Libor +225	2011	I
Raleigh, NC	9,000	9,000	9,000	DMBS +142	2013	I
Unamortized Premium (Discount)	(10)	(10)	(2)

Total	$30,566	$27,461	$30,825

1.

Represents the Partnership’s interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2010. It does not represent the Partnership’s legal obligation.

2.

The Partnership’s weighted average interest rate was 3.68 % and 3.63% at December 31, 2010 and 2009, respectively. The weighted average interest rates were calculated using the Partnership’s annualized interest expense for each loan (derived using the same percentage as that in (1) above) divided by the Partnership’s share of total debt.

3.	At December 31, 2010, the 30 day LIBOR is 0.30281% and the DMBS is 1.69%.
4.	Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2010, 2009, and 2008

Note 5: Investment Level Debt (continued)

As of December 31, 2010 principal amounts of mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)
2011	15,989
2012	646
2013	9,691
2014	740
2015	791
Thereafter	2,719

Total Principal Balance Outstanding	$30,576
Premium (Discount)	(10)

Principal Balance Outstanding, net of premium (discount)	$30,566

The mortgage loans payable of wholly owned properties and consolidated partnerships are secured by real estate investments with an estimated fair value of $59.9 million.

Based on borrowing rates available to the Partnership at December 31, 2010 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $31 million, and a carrying value of $31 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 6: Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2010 the Partnership had no outstanding matured loans.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2010, 2009, and 2008

Note 7: Concentration of Risk on Real Estate Investments

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

At December 31, 2010, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established NCREIF regions is as follows:

Region	Estimated Fair Value (in 000’s)	Region %

East North Central	$9,276	5.41%
Mideast	90,675	52.87%
Mountain	1,505	0.88%
Northeast	259	0.15%
Pacific	21,341	12.44%
Southeast	21,982	12.82%
Southwest	26,419	15.41%
West North Central	34	0.02%

Total	$171,491	100.00%

The allocations above are based on (1) 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures, and (2) the estimated fair value of the Partnership’s preferred equity investment.

Note 8: Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from January 1, 2011 to December 31, 2025. At December 31, 2010, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows (excluding apartment activities):

Year Ending December 31,	(in 000’s)

2011	$10,845
2012	8,965
2013	7,508
2014	6,731
2015	5,301
Thereafter	14,008

Total	$53,358

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2010, 2009, and 2008

Note 9: Commitments and Contingencies

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and were to be returned to Prudential on an ongoing basis from contract owners’ net contributions and other available cash. The amount of the commitment has been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2010, the cost basis of the General Partner’s equity was $44.2 million. Prudential terminated this commitment on December 31, 2002.

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 10: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2010, 2009, and 2008 management fees incurred by the Partnership were $2.3 million, $2.6 million, and $3.4 million for each of the years, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2010, 2009, and 2008 were $53,630, $53,630, and $53,630; respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2010, 2009, and 2008, the Partnership made the following distributions to the General Partners:

Year Ended December 31,	(000’s)
2010	$17,500
2009	$8,000
2008	$-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2010, 2009, and 2008

Note 11: Financial Highlights

	For The Twelve Months Ended December 31,
	2010	2009	2008	2007	2006
Per Share (Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$25.88	$31.65	$36.55	$33.87	$29.59
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	1.66	1.49	2.15	2.37	2.07
Investment Management fee attributable to general partners’ controlling interest	(0.35)	(0.39)	(0.51)	(0.50)	(0.45)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	1.19	(6.87)	(6.54)	0.81	2.66

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	2.50	(5.77)	(4.90)	2.68	4.28

Net Asset Value attributable to general partners’ controlling interest, end of period	$28.38	$25.88	$31.65	$36.55	$33.87

Total Return attributable to general partners’ controlling interest, before Management Fee:	10.96%	-17.04%	-12.14%	9.44%	16.03%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	9.59%	-18.24%	-13.40%	7.91%	14.46%
Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$165	$167	$214	$247	$229
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	1.63%	1.60%	1.44%	1.55%	1.51%
Net Investment Income, before Management Fee	6.15%	5.29%	5.87%	6.76%	6.58%

(a) Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)
	Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b) Average net assets are based on beginning of quarter net assets.

				THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
				SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
				DECEMBER 31, 2010

				Initial Costs to the Partnership		Costs Capitalized Subsequent to Acquisition		Gross Amount at Cost at Close of Year
Description		Encumbrances at 12/31/10		Land	Building & Improvements			Land	Building & Improvements	2010 Sales	Total		Year of Construction	Date Acquired

Properties:

Office Building Lisle, IL		None		1,780,000	15,743,881	8,815,803		1,949,206	24,390,478		26,339,685		1985	Apr., 1988

Garden Apartments Atlanta, GA		-		3,631,212	11,168,904	5,566,277	(b)	5,190,227	15,176,166	(20,366,393)	-		1987	Apr., 1988

Garden Apartments Raleigh, NC		8,989,762	(c)	1,623,146	14,135,553	890,383		1,785,632	14,863,450		16,649,083		1995	Jun., 1995

Hotel Lake Oswego, OR		-		1,500,000	6,508,729	2,848,244		1,500,000	9,356,973		10,856,973		1989	Dec., 2003

Office Building Brentwood, TN		None		1,797,000	6,588,451	6,200,218		1,855,339	12,730,330		14,585,669		1982	Oct., 1995

Office Building Beaverton, OR		None		816,415	9,897,307	2,223,404		845,887	12,091,239		12,937,126		1995	Dec., 1996

Office Complex Brentwood, TN		None		2,425,000	7,063,755	3,365,861		2,463,601	10,391,015		12,854,615		1987	Oct., 1997

Retail Shopping Center Hampton, VA		6,191,147		2,339,100	12,767,956	3,090,037		4,839,418	13,357,675		18,197,093		1998	May, 2001

Retail Shopping Center Westminster, MD		-		3,031,735	9,326,605	2,710,098		3,031,735	12,036,703		15,068,438		2005	June, 2006

Retail Shopping Center Ocean City, MD		15,384,707		1,517,099	8,495,039	13,695,347		1,517,099	22,190,386		23,707,485		1986	Nov., 2002

Garden Apartments Austin, TX		-		2,577,097	20,125,169	152,112		2,577,097	20,277,281		22,854,378		2007	May, 2007

Retail Shopping Center Dunn, NC		None		586,500	5,372,344	280,852		385,559	5,854,137	-	6,239,696		1984	Aug., 2007

Garden Apartments Charlotte, NC		-		1,350,000	12,184,750	315,951		1,355,125	12,495,576		13,850,701		1998	Sep., 2007

		30,565,616		24,974,304	139,378,443	50,154,587		29,295,925	185,211,409	(20,366,393)	194,140,941	(a)

					2010	2009		2008
	(a)	Balance at beginning of year			211,091,543	245,808,214		236,466,116
		Additions:
		Acquisitions			-	-		-
		Improvements, etc.			3,415,791	3,385,840		9,936,151
		Deletions:
		Sale			(20,366,393)	(38,102,511)		-
		Write off of uncollectible interest receivable			-	-		(594,053)

		Balance at end of year			194,140,941	211,091,543		245,808,214

	(b)	Net of $1,000,000 settlement received from lawsuit.
	(c)	Net of an unamortized discount of $10,237