Form 10-Q
period 2013-09-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2013-11-13
CIK 846581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute Forward-Looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of Forward-Looking statements. Forward-Looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America, or the “Company”, or The Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These Forward-Looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such Forward-Looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; and (15) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular Forward-Looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012, for discussion of certain risks relating to the operation of the Partnership (as defined herein) and investment in our securities.

ITEM 1. Financial Statements (Unaudited)

UNAUDITED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$76,023,641	$73,974,319

Net Assets	$76,023,641	$73,974,319

NET ASSETS, representing:
Equity of contract owners	$60,738,860	$58,481,042
Equity of The Prudential Insurance Company of America	15,284,781	15,493,277

	$76,023,641	$73,974,319

Units outstanding	28,977,868	29,528,827

Portfolio shares held	2,093,659	2,145,062
Portfolio net asset value per share	$36.31	$34.49

STATEMENTS OF OPERATIONS

For the three and nine month periods ended September 30, 2013 and 2012

	1/1/2013-9/30/2013	1/1/2012-9/30/2012	7/1/2013-9/30/2013	7/1/2012-9/30/2012
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$2,914,075	$2,575,539	$1,118,641	$977,204

EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	345,807	330,580	120,822	111,226

NET INVESTMENT INCOME	2,568,268	2,244,959	997,819	865,978

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Change in unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	774,181	540,316	352,013	610,154
Net gain (loss) recognized on investments allocated from The Prudential Variable Contract Real Property Partnership	154,905	144,195	38	57

NET GAIN (LOSS) ON INVESTMENTS	929,086	684,511	352,051	610,211

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,497,354	$2,929,470	$1,349,870	$1,476,189

STATEMENTS OF CHANGES IN NET ASSETS
For the three and nine month periods ended September 30, 2013 and 2012

	1/1/2013-9/30/2013	1/1/2012-9/30/2012	7/1/2013-9/30/2013	7/1/2012-9/30/2012
OPERATIONS
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$2,568,268	$2,244,959	$997,819	$865,978
Change in unrealized gain (loss) on investments allocated from the Prudential Variable Contract Real Property Partnership	774,181	540,316	352,013	610,154
Net gain (loss) recognized on investments allocated from The Prudential Variable Contract Real Property Partnership	154,905	144,195	38	57

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	3,497,354	2,929,470	1,349,870	1,476,189

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(478,168)	(147,547)	(397,460)	(280,782)
Net contributions (withdrawals) by The Prudential Insurance Company of America	(969,864)	(1,371,120)	518,281	392,008

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(1,448,032)	(1,518,667)	120,821	111,226

TOTAL INCREASE (DECREASE) IN NET ASSETS	2,049,322	1,410,803	1,470,691	1,587,415

NET ASSETS
Beginning of period	73,974,319	71,040,873	74,552,950	70,864,261

End of period	$76,023,641	$72,451,676	$76,023,641	$72,451,676

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2013

(Unaudited)

Note 1: General

The Prudential Variable Contract Real Property Account (the “Account”) was established on November 20, 1986 by resolution of the Board of Directors of The Prudential Insurance Company of America (“Prudential” or the “Company”), which is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”). The Account was established as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended (“the Securities Act”). The assets of the Account are segregated from Prudential’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Prudential. These products are Variable Appreciable Life (“PVAL and PVAL $100,000+ Face Value”), Discovery Plus (“PDISCO+”), and Variable Investment Plan (“VIP”).

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

The Unaudited Interim Financial Statements as of September 30, 2013 and the statement of net assets as of December 31, 2012, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include valuation of Investment in The Prudential Variable Contract Real Property Partnership.

Adoption of Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. This guidance is not expected to have a significant effect on the Account’s financial position, results of operations, and financial statement disclosures.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2013

(Unaudited)

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At September 30, 2013 and December 31, 2012, the Account’s interest in the General Partners Controlling Interest was 41.5% or 2,093,659 shares and 41.4% or 2,145,062 shares, respectively. Properties owned by the Partnership are illiquid and their value is based on estimated fair value as discussed in the notes to the Partnership’s consolidated financial statements.

C.	Income Recognition

Net investment income, realized and unrealized gains and losses are recognized daily for the investment in the Partnership. Amounts are based on the Account’s proportionate interest in the Partnership.

D.	Equity of The Prudential Insurance Company of America

Prudential maintains a position in the Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners’ accounts or the related unit values.

For the period ended September 30, 2013 and December 31, 2012, there were no cash transactions at the Account level as all of transactions are settled by Prudential on behalf of the Account through a redemption or an issuance of units.

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

September 30, 2013

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

Note 5: Net Contributions (Withdrawals) by Contract Owners

Net contract owner contributions (withdrawals) for the real estate investment option in Prudential’s variable insurance and variable annuity products for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,
	2013	2012
PVAL/PVAL $100,000+ face value	$(324,092)	$(258,748)
PDISCO+/VIP	(73,368)	(22,034)

TOTAL	$(397,460)	$(280,782)

	Nine Months Ended September 30,
	2013	2012
PVAL/PVAL $100,000+ face value	$(295,009)	$(155,803)
PDISCO+/VIP	(183,159)	8,256

TOTAL	$(478,168)	$(147,547)

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2013

(Unaudited)

Note 6: Partnership Distributions

For the nine months ended September 30, 2013, the Partnership made one distribution of $5 million on March 26, 2013. The Account’s share of this distribution was $1.8 million. During the year ended December 31, 2012, the Partnership made a distribution of $5 million on March 28, 2012. The Account’s share of this distribution was $1.8 million.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Units Outstanding:	28,977,868	29,528,827
Unit Value:	$2.41038 to $2.76126	$2.30961 to $2.63416

Note 8: Financial Highlights

The range of total return for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013	2012
Total Return	1.66% to 1.81%	1.94% to 2.09%

	Nine Months Ended September 30,
	2013	2012
Total Return	4.36% to 4.83%	3.73% to 4.19%

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2013

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Account for identical assets or liabilities. These generally provide the most reliable evidence and should be used to measure fair value whenever available. The Account had no Level 1 assets or liabilities.

Level 2 – Fair value is based on inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. The Account had no Level 2 assets or liabilities.

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Account’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The Account’s Level 3 assets consist of the investment in the Partnership which is based on the Account’s proportionate interest of the Partnership’s fair value, which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and fair value is based on estimates from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s unaudited consolidated financial statements. All the Account’s assets were classified as Level 3.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. The estimate of fair value of real estate is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches used are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximated value for the type of real estate in the market.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2013

(Unaudited)

The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Level 3 Assets by Hierarchy

The table below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s)
	Fair Value Measurements at September 30, 2013
	Amounts Measured at Fair Value 09/30/2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$76,024	$—	$—	$76,024

	($ in 000’s)
	Fair Value Measurements at December 31, 2012
	Amounts Measured at Fair Value 12/31/2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$73,974	$—	$—	$73,974

Quantitative Information Regarding Internally-Priced Level 3 Assets

Quantitative information on significant internally priced Level 3 assets are discussed in Note 3 of the Partnership’s unaudited consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2013

(Unaudited)

The table below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and September 30, 2012.

($ in 000’s)
Nine Months Ended September 30, 2013
Beginning balance @ 01/01/13	$73,974
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	929
Net investment income from Partnership operations	2,914
Acquisition/additions	—
Equity income	—
Contributions	—
Disposition/settlements	—
Equity losses	—
Distributions	(1,793)

Ending balance @ 09/30/13	$76,024

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$774

($ in 000’s)
Nine Months Ended September 30, 2012
Beginning balance @ 01/01/12	$71,041
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	685
Net investment income from Partnership operations	2,576
Acquisition/additions	—
Equity income	—
Contributions	—
Disposition/settlements	—
Equity losses	—
Distributions	(1,850)

Ending balance @ 09/30/12	$72,452

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$540

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2013

(Unaudited)

Changes in Level 3 assets and liabilities

The table below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2013 and September 30, 2012.

($ in 000’s)
Three Months Ended September 30, 2013
Beginning balance @ 07/01/13	$74,553
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	352
Net investment income from Partnership operations	1,119
Acquisition/additions	—
Equity income	—
Contributions	—
Disposition/settlements	—
Equity losses	—

Ending balance @ 09/30/13	$76,024

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$352

($ in 000’s)
Three Months Ended September 30, 2012
Beginning balance @ 07/01/12	$70,864
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	610
Net investment income from Partnership operations	978
Acquisition/additions	—
Equity income	—
Contributions	—
Disposition/settlements	—
Equity losses	—

Ending balance @ 09/30/12	$72,452

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$610

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 9/30/2013 — $248,033,617; 12/31/2012 — $241,855,397)	$227,022,400	$223,622,447
CASH AND CASH EQUIVALENTS	23,977,376	18,829,641
OTHER ASSETS, NET	4,799,237	3,559,407

Total assets	$255,799,013	$246,011,495

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT (net of unamortized discount: 9/30/13 $0; 12/31/12 $2,273)	$59,468,637	$56,775,225
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,352,236	2,696,038
DUE TO AFFILIATES	647,299	681,109
OTHER LIABILITIES	1,010,041	843,148

Total liabilities	$64,478,213	$60,995,520

COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	183,016,603	178,756,670
NONCONTROLLING INTEREST	8,304,197	6,259,305

Total net assets	191,320,800	185,015,975

Total liabilities and partners’ equity	$255,799,013	$246,011,495

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,040,201	5,183,476

SHARE VALUE AT END OF PERIOD	$36.31	$34.49

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
INVESTMENT INCOME:
Revenue from real estate and improvements	$21,639,716	$18,978,666	$7,587,166	$6,961,322
Equity in income on preferred equity investment	—	127,288	—	—
Interest income	8,778	13,717	2,338	4,988

Total investment income	21,648,494	19,119,671	7,589,504	6,966,310

INVESTMENT EXPENSES:
Operating	4,774,858	4,565,555	1,535,245	1,649,197
Investment management fee	1,879,107	1,775,323	647,298	592,396
Real estate taxes	1,988,845	1,792,606	679,532	607,173
Administrative	3,441,997	3,161,204	1,159,480	1,164,189
Interest expense	2,183,281	1,353,544	742,538	516,058

Total investment expenses	14,268,088	12,648,232	4,764,093	4,529,013

NET INVESTMENT INCOME	7,380,406	6,471,439	2,825,411	2,437,297

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	22,806,448	8,571,929	—	—
Less: Cost of real estate investments sold	17,139,582	8,501,116	—	—

Gain (loss) realized from real estate investments sold	5,666,866	70,813	—	—

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	5,293,512	(277,947)	—	—

Net gain (loss) recognized on real estate investments sold	373,354	348,760	—	—

Change in unrealized gain (loss) on real estate investments held	2,515,245	2,088,794	1,489,236	2,734,230

NET REALIZED AND UNREALIZED GAIN (LOSS)	2,888,599	2,437,554	1,489,236	2,734,230

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$10,269,005	$8,908,993	$4,314,647	$5,171,527

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	356,845	242,059	130,285	75,288
Net unrealized gain (loss) attributable to noncontrolling interest	652,227	778,364	643,875	1,260,301

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$1,009,072	$1,020,423	$774,160	$1,335,589

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	7,023,561	6,229,380	2,695,126	2,362,009
Net recognized gain (loss) attributable to general partners’ controlling interest	373,354	348,760	—	—
Net unrealized gain (loss) attributable to general partners’ controlling interest	1,863,018	1,310,430	845,361	1,473,929

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$9,259,933	$7,888,570	$3,540,487	$3,835,938

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Nine Months Ended September 30,
	2013			2012
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$7,023,561	$356,845	$7,380,406	$6,229,380	$242,059	$6,471,439
Net realized and unrealized gain (loss) from real estate investments	2,236,372	652,227	2,888,599	1,659,190	778,364	2,437,554

Increase (decrease) in net assets resulting from operations	9,259,933	1,009,072	10,269,005	7,888,570	1,020,423	8,908,993

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to general partners’ controlling interest	(5,000,000)	—	(5,000,000)	(5,000,000)	—	(5,000,000)
Contributions from noncontrolling interest	—	1,113,456	1,113,456	—	1,688,870	1,688,870
Distributions to noncontrolling interest	—	(77,636)	(77,636)	—	(42,763)	(42,763)

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	1,035,820	(3,964,180)	(5,000,000)	1,646,107	(3,353,893)

INCREASE (DECREASE) IN NET ASSETS	4,259,933	2,044,892	6,304,825	2,888,570	2,666,530	5,555,100
NET ASSETS - Beginning of period	178,756,670	6,259,305	185,015,975	172,188,679	3,614,149	175,802,828

NET ASSETS - End of period	$183,016,603	$8,304,197	$191,320,800	$175,077,249	$6,280,679	$181,357,928

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$10,269,005	$8,908,993
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(2,888,599)	(2,437,554)
Amortization of discount on investment level debt	2,273	2,630
Amortization of deferred financing costs	31,628	33,511
(Increase) decrease in accrued interest included in preferred equity investment	—	53,868
Bad debt expense	7,221	97,156
(Increase) decrease in:
Other assets	(1,278,679)	(920,558)
Increase (decrease) in:
Accounts payable and accrued expenses	604,345	826,581
Due to affiliates	(33,810)	(7,143)
Other liabilities	166,893	(113,757)

Net cash flows provided by (used in) operating activities	6,880,277	6,443,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	22,806,448	8,571,929
Acquisition of real estate and improvements	(20,868,465)	(30,462,591)
Additions to real estate and improvements	(2,397,484)	(2,302,230)

Net cash flows provided by (used in) investing activities	(459,501)	(24,192,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to General Partners	(5,000,000)	(5,000,000)
Proceeds from investment level debt	12,400,000	11,700,000
Principal payments on investment level debt	(9,708,861)	(661,992)
Net change in financing arrangements (maturities 90 days or less)	—	7,428,812
Contributions from noncontrolling interest	1,113,456	1,688,870
Distributions to noncontrolling interest	(77,636)	(42,763)

Net cash flows provided by (used in) financing activities	(1,273,041)	15,112,927

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,147,735	(2,636,238)

CASH AND CASH EQUIVALENTS - Beginning of period	18,829,641	27,404,667

CASH AND CASH EQUIVALENTS - End of period	$23,977,376	$24,768,429

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

			2013 Total Rentable Square Feet Unless Otherwise	September 30, 2013 (Unaudited)		December 31, 2012
Property Name	September 30, 2013 Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	92,209	$27,057,396	$6,700,000	$26,878,077	$7,400,000
Summit @ Cornell Oaks	WO	Beaverton, OR	72,109	13,813,907	8,100,000	13,649,543	7,722,447
Westpark	WO	Brentwood, TN	97,199	15,237,511	14,222,400	15,211,299	14,400,000
Financial Plaza	WO	Brentwood, TN	98,049	13,447,441	9,600,000	13,447,441	9,800,000

		Offices % as of 9/30/13	21%	69,556,255	38,622,400	69,186,360	39,322,447

APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,610,827	23,900,000	22,400,483	22,900,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	—	—	17,106,488	22,400,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,949,842	26,900,000	22,927,224	26,500,000
Vantage Park	CJV	Seattle, WA	91 Units	20,948,964	23,400,000	—	—
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,354,790	12,700,000	14,153,138	12,000,000

		Apartments % as of 9/30/13	47%	80,864,423	86,900,000	76,587,333	83,800,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,386,388	18,300,000	18,253,808	17,600,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,401,639	30,800,000	24,224,224	29,500,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,156,170	17,100,000	15,088,285	15,600,000
Harnett Crossing	WO	Dunn, NC	193,325	6,743,368	3,300,000	6,727,082	3,300,000
Village Walk	WO	Roswell, GA	81,159	20,662,195	19,500,000	20,627,548	20,400,000

		Retail % as of 9/30/13	49%	86,349,760	89,000,000	84,920,947	86,400,000

HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,263,179	12,500,000	11,160,757	14,100,000

		Hotel % as of 9/30/13	7%	11,263,179	12,500,000	11,160,757	14,100,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 9/30/13			124%	$248,033,617	$227,022,400	$241,855,397	$223,622,447

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

	September 30, 2013 (Unaudited)				December 31, 2012
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				13.1%		10.5%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$6,685,000	October, 2013	$6,685,000	$6,685,000	$3,300,000	$3,300,000
Federal Home Loan Bank, 0 coupon bond	1,900,000	December, 2013	1,899,927	1,899,927	6,000,000	6,000,000
Federal Home Loan Bank, 0 coupon bond	9,800,000	December, 2013	9,799,064	9,799,064	6,399,006	6,399,006
Federal Home Loan Bank, 0 coupon bond	2,700,000	December, 2013	2,699,739	2,699,739	—	—

Total Cash Equivalents			21,083,730	21,083,730	15,699,006	15,699,006

Cash			2,893,646	2,893,646	3,130,635	3,130,635

Total Cash and Cash Equivalents			$23,977,376	$23,977,376	$18,829,641	$18,829,641

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2013

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.	Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2012. The Partnership has evaluated subsequent events through November 13, 2013, the date these consolidated financial statements were available to be issued.

B.	New Accounting Pronouncement - In June 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. This guidance is not expected to have a significant effect on the Partnership’s consolidated financial position, results of operations, and financial statement disclosures.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the nine months ended September 30, 2013 and September 30, 2012, was $2,104,732 and $1,320,033 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2013

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

September 30, 2013

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

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Partnership’s own assumptions about how market participants would price the asset or liability.

For items classified as Level 3, a reconciliation of the beginning and ending balances, as shown in table 2 below, is also required.

During the nine months ended September 30, 2013 and 2012, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at September 30, 2013 using
Assets:	Cost at 09/30/13	Amounts measured at fair value 09/30/2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$248,034	$227,022	$—	$—	$227,022
Cash equivalents	21,084	21,084	21,084	—	—

Total	$269,118	$248,106	$21,084	$—	$227,022

		(in 000’s)
		Fair value measurements at December 31, 2012 using
Assets:	Cost at 12/31/12	Amounts measured at fair value 12/31/2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$241,855	$223,622	$—	$—	$223,622
Cash equivalents	15,699	15,699	15,699	—	—

Total	$257,554	$239,321	$15,699	$—	$223,622

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2013 and September 30, 2012.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the nine months ended September 30, 2013

(Level 3)

Real estate and improvements
Beginning balance @ 1/1/13	$223,622
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	2,889
Acquisitions, issuances and contributions	23,317
Disposition, settlements and distributions	(22,806)

Ending balance @ 9/30/13	$227,022

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$2,515

(in 000’s)

Fair value measurements using significant unobservable inputs for the nine months ended September 30, 2012

(Level 3)

	Real estate and improvements	Preferred equity investments	Total
Beginning balance @ 1/1/12	$174,533	$8,277	$182,810
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	2,089	349	2,438
Equity income (losses)/interest income	—	127	127
Acquisitions, issuances and contributions	45,029	—	45,029
Disposition, settlements and distributions	—	(8,753)	(8,753)

Ending balance @ 9/30/12	$221,651	$—	$221,651

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$2,089	$278	$2,367

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ended September 30, 2013

(Level 3)

Real estate and improvements
Beginning balance @ 7/1/13	$224,800
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	1,489
Acquisitions, issuances and contributions	733

Ending balance @ 9/30/13	$227,022

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$1,489

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ended September 30, 2012

(Level 3)

Real estate and improvements
Beginning balance @ 7/1/12	$198,052
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	2,734
Acquisitions, issuances and contributions	20,865

Ending balance @ 9/30/12	$221,651

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$2,734

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of September 30, 2013
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$86,900	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	5.00% - 6.25%(5.56%)
				Discount rate	7.00% - 7.75%(7.19%)
Hotel	12,500	1	Third party appraisal’s discounted cash flow	Exit capitalization rate	9.0%(9.0%)
				Discount rate	11.00%(11.00%)
Office	38,622	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	8.00% - 9.00%(8.54%)
				Discount rate	8.5% - 10.00%(9.14%)
Retail	89,000	5	Third party appraisal’s discounted cash flow	Exit capitalization rate	6.75% - 9.50%(7.65%)
				Discount rate	7.00% - 10.50%(8.30%)

	$227,022

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

The Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $59.8 million, and a carrying value (amortized cost) of $59.5 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the contract, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in the determining of the fair value on investment level debt are unobservable, therefore would be considered as level 3 under the fair value hierarchy.

Note 4: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of September 30, 2013 and December 31, 2012.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At September 30, 2013, the Partnership had no outstanding matured loans.

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

Note 6: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three-month periods ended September 30, 2013 and September 30, 2012, management fees incurred by the Partnership were $647,298 and $592,396, respectively. For the nine months ended September 30, 2013 and September 30, 2012, management fees incurred by the Partnership were $1,879,107 and $1,775,323, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended September 30, 2013 and September 30, 2012, were $0 and $13,407, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations. The amounts incurred for the nine months ended September 30, 2013 and September 30, 2012, were $0 and $40,221, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2013

(Unaudited)

Note 7: Financial Highlights

	For The Nine Months Ended September 30,
	2013	2012	2011	2010	2009
Per Share (Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$34.49	$32.27	$28.38	$25.88	$31.65
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	1.75	1.53	1.38	1.24	1.09
Investment Management fee attributable to general partners’ controlling interest	(0.38)	(0.33)	(0.31)	(0.26)	(0.30)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.45	0.31	1.88	0.85	(6.73)

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	1.82	1.51	2.95	1.83	(5.94)

Net Asset Value attributable to general partners’ controlling interest, end of period	$36.31	$33.78	$31.33	$27.71	$25.71

Total Return attributable to general partners’ controlling interest, before Management Fee:	6.42%	5.73%	11.51%	8.11%	-17.85%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	5.32%	4.65%	10.39%	7.09%	-18.75%

Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$183	$175	$172	$171	$166
Ratios to average net assets for the period ended (b):
Management fees	1.06%	1.04%	1.06%	1.04%	1.05%
Other portfolio level expense	0.17%	0.20%	0.20%	0.18%	0.18%

Total Portfolio Level Expenses	1.23%	1.24%	1.26%	1.22%	1.23%

Net Investment Income, before Management Fee	5.03%	4.75%	4.68%	4.73%	3.76%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

          Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited Financial Statements of the Account and the Consolidated Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of September 30, 2013, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $24.0 million, an increase of approximately $5.2 million from $18.8 million as of December 31, 2012. The increase was primarily due to the following activities: (a) net cash flow generated from property operations of $6.9 million; (b) $22.8 million of proceeds from the sale of the apartment building in Raleigh, North Carolina; (c) $12.4 million of loan proceeds associated with the apartment building acquisition in Seattle, Washington; and (d) net contributions from noncontrolling interest of $1.1 million. Partially offsetting this increase was (a) $20.9 million for an acquisition of a 91-unit apartment property located in Seattle, Washington; (b) $9.0 million loan payoff associated with the apartment property sale in Raleigh, North Carolina; (c) $5.0 million distribution to the general partners’ controlling interest; (d) $0.7 million of principal payments made on financed properties; and (e) $2.4 million paid for capital improvements. The $2.4 million payment for capital improvements included the following items: (a) $1.2 million for tenant improvements at the retail property in Ocean City, Maryland; (b) $0.2 million for unit upgrades at the apartment property in Charlotte, North Carolina; (c) $0.2 million for unit upgrades at the newly acquired apartment property in Seattle, Washington; (d) $0.2 million for tenant improvements and parking lot resurfacing at the office property in Lisle, Illinois and (e) $0.6 million for capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations, capital redemptions, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of September 30, 2013, approximately 9.4% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three and nine month periods ended September 30, 2013 and September 30, 2012.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the nine month period ended September 30, 2013 was approximately $7.0 million, an increase of approximately $0.8 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily due to increases of $0.7 million, $0.2 million and $0.1 million in the office, retail and hotel sector investments’ net investment income, respectively, from the prior year period. Partially offsetting these increases was a decrease of approximately $0.2 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three month period ended September 30, 2013 was approximately $2.7 million, an increase of approximately $0.3 million from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation overview

The Partnership recorded a net recognized gain attributable to the general partners’ controlling interest of $0.4 million for the nine month period ended September 30, 2013, compared with $0.3 million of recognized gain for the prior year period. The net recognized gain attributable to the partners’ controlling interest was due to the sale of the apartment property in Raleigh, North Carolina. The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $1.9 million for the nine month period ended September 30, 2013. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $1.3 million for the prior year. The net unrealized gains attributable to the general partners’ controlling interest for the nine month period ended September 30, 2013 were primarily due to valuation increases in the apartment and retail sector investments. Offsetting the net unrealized gains were net unrealized losses in the office and hotel sector investments.

The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of $0.8 million for the three month period ended September 30, 2013, compared with net unrealized gains of $1.5 million for the prior year period. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the general partners’ controlling interest for the three and nine month periods ended September 30, 2013 and 2012.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net Investment Income:

Office properties	$3,067,676	$2,370,985	$955,408	$758,467
Apartment properties	2,307,280	2,475,766	858,080	914,853
Retail properties	2,912,301	2,699,092	1,054,723	853,243
Hotel property	913,519	769,159	584,062	522,194
Other (including interest income, investment mgt fee, etc.)	(2,177,215)	(2,085,622)	(757,147)	(686,748)

Total Net Investment Income	$7,023,561	$6,229,380	$2,695,126	$2,362,009

Net Recognized Gain (Loss) on Real Estate Investments:

Apartment Properties	373,354	—	—	—
Retail properties	—	348,760	—	—

Net Recognized Gain (Loss) on Real Estate Investments	373,354	348,760	—	—

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(1,069,937)	(1,331,202)	(857,034)	(1,095,681)
Apartment properties	3,153,308	1,566,482	1,780,671	1,288,311
Retail properties	1,189,148	1,212,894	174,997	1,630,929
Hotel property	(1,409,501)	(137,744)	(253,273)	(349,630)

Net Unrealized Gain (Loss) on Real Estate Investments	1,863,018	1,310,430	845,361	1,473,929

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$2,236,372	1,659,190	$845,361	$1,473,929

OFFICE PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Lisle, IL	$599,437	$218,130	$(879,315)	$(161,188)	61%	57%
Brentwood, TN #1	994,007	857,740	(203,812)	820,676	100%	100%
Beaverton, OR	470,587	367,873	213,190	(701,598)	91%	91%
Brentwood, TN #2	1,003,645	927,242	(200,000)	(1,289,092)	100%	100%

	$3,067,676	$2,370,985	$(1,069,937)	$(1,331,202)

Three Months Ended September 30,
Property
Lisle, IL	$93,535	$61,217	$(51,730)	$(13,282)
Brentwood, TN #1	335,780	282,957	(403,812)	191,142
Beaverton, OR	160,984	119,294	(1,492)	(213,399)
Brentwood, TN #2	365,109	294,999	(400,000)	(1,060,142)

	$955,408	$758,467	$(857,034)	$(1,095,681)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $3.1 million for the nine month period ended September 30, 2013, which represents an increase of approximately $0.7 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the nine month period ended September 30, 2013 was primarily due to a lease termination fee from a tenant at the property in Lisle, Illinois. Net investment income attributable to the general partners’ controlling interest was approximately $1.0 million for the three month period ended September 30, 2013, which represents an increase of approximately $0.2 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the three month period ended September 30, 2013 was primarily due to (a) rent increases and utility expense savings at the two Brentwood, Tennessee properties; and (b) expiration of free rent at the property in Beaverton, Oregon.

Unrealized gain/(loss)

The office properties owned by the Partnership recorded net unrealized loss attributable to the general partners’ controlling interest of approximately $1.1 million for the nine month period ended September 30, 2013, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.3 million from the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the nine month period ended September 30, 2013 were primarily due to valuation loss at the property in Lisle, Illinois due to a lease termination. The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.9 million for the three month period ended September 30, 2013, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.1 million from the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the three month period ended September 30, 2013 were primarily due to the projected proceeds from the impending sales of the two Brentwood, Tennessee properties.

APARTMENT PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Recognized/ Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Raleigh, NC (1)	$(4,361)	$828,222	$373,354	$763,444	N/A	98%
Austin, TX	1,095,167	1,053,301	377,382	652,776	96%	97%
Charlotte, NC	601,598	503,784	498,347	263,750	98%	99%
Seattle, WA #1	289,788	90,459	671,208	$(113,488)	79%	93%
Seattle, WA #2	325,088	—	1,606,371	—	97%	N/A

	$2,307,280	$2,475,766	$3,526,662	$1,566,482

Three Months Ended September 30,
Property
Raleigh, NC (1)	$1,565	$264,101	$—	$430,859
Austin, TX	372,353	359,167	285,564	998,701
Charlotte, NC	224,299	174,037	256,374	(27,762)
Seattle, WA #1	118,271	117,548	451,496	$(113,487)
Seattle, WA #2	141,592	—	787,237	—

	$858,080	$914,853	$1,780,671	$1,288,311

(1)	The Raleigh, North Carolina property was sold on February 25, 2013, which is reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $2.3 million for the nine month period ended September 30, 2013, which represents a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the nine month period ended September 30, 2013 was primarily due to the sale of the property in Raleigh, North Carolina which occurred in the first quarter of 2013. Partially offsetting the decrease were increases from (a) Seattle, Washington property #1 which was acquired in the second quarter of 2012 and (b) Seattle, Washington property #2 which was acquired in the first quarter of 2013. Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.9 million for the three month period ended September 30, 2013, which is relatively unchanged from the prior year period.

Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $3.5 million for the nine month period ended September 30, 2013, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.6 million for the prior year period. The net recognized and unrealized gain attributable to the general partners’ controlling interest for the nine month period ended September 30, 2013 were due to a recognized gain from the sale of the property in Raleigh, North Carolina and favorable market leasing assumptions at all of the apartment properties. The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.8 million for the three months ended September 30, 2013, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.3 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the three months ended September 30, 2013 were generally due to favorable market leasing assumptions for all apartment properties.

RETAIL PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Recognized/ Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Hampton, VA	$858,368	$755,123	$567,420	$280,278	96%	83%
Ocean City, MD	599,225	554,591	140,549	832,783	96%	92%
Westminster, MD	969,561	986,090	1,432,113	397,327	100%	98%
Dunn, NC	217,787	261,132	(16,287)	(297,494)	35%	36%
CARS Preferred Equity (1)	—	124,134	—	348,760	N/A	N/A
Roswell, GA	267,360	18,022	(934,647)	—	92%	95%

	$2,912,301	$2,699,092	$1,189,148	$1,561,654

Three Months Ended September 30,
Property
Hampton, VA	$298,890	$253,939	$586,765	$(9,766)
Ocean City, MD	204,259	164,860	147,859	1,253,086
Westminster, MD	340,630	321,975	249,759	398,011
Dunn, NC	92,554	91,735	(9,386)	(10,402)
CARS Preferred Equity (1)	—	2,712	—	—
Roswell, GA	118,390	18,022	(800,000)	—

	$1,054,723	$853,243	$174,997	$1,630,929

(1)	On March 5, 2012, the Partnership received final payment on the Capital Automotive (“CARS”) preferred equity position which is reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $2.9 million for the nine month period ended September 30, 2013, which represents a increase of approximately $0.2 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the nine month period ended September 30, 2013 was largely due to (a) increased rents and occupancy at the property in Hampton, Virginia and (b) the acquisition of the property in Roswell, Georgia which occurred in the third quarter of 2012. Partially offsetting these increases is reduced interest income from the CARS preferred equity investment due to the final payment of the investment which occurred in the first quarter of 2012. Net investment income attributable to the general partners’ controlling interest was approximately $1.1 million for the three month period ended September 30, 2013, which represents an increase of approximately $0.2 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the three month period ended September 30, 2013 was primarily due to the acquisition of the property in Roswell, Georgia which occurred in the third quarter of 2012.

Recognized and Unrealized gain/(loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.2 million for the nine month period ended September 30, 2013, compared with net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $1.6 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the nine month period ended September 30, 2013 was primarily due to (a) more favorable market leasing assumptions and decreased investment rates at the property in Westminster, Maryland and (b) decreased investment rates and increased occupancy at the property in Hampton, Virginia. Partially offsetting these gains was a loss at the property in Roswell, Georgia due to less favorable market leasing assumptions. The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.2 million for the three months ended September 30, 2013, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.6 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the three months ended September 30, 2013 was generally due to favorable market leasing assumptions and decreased investment rates at the property in Westminster, Maryland and (b) decreased investment rates and increased occupancy at the property in Hampton, Virginia. Partially offsetting these gains was a loss at the property in Roswell, Georgia due to less favorable market leasing assumptions.

HOTEL PROPERTY

Nine Months Ended September 30,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Lake Oswego, OR	$913,519	$769,159	$(1,409,501)	$(137,744)	91%	83%

Three Months Ended September 30,
Property
Lake Oswego, OR	$584,062	$522,194	$(253,273)	$(349,630)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.9 million for the nine month period ended September 30, 2013, which represents an increase of $0.1 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the nine month period ended September 30, 2013 was largely due to a higher level of occupancy and increased average daily rate. Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.6 million for the three month period ended September 30, 2013, which represents an increase of $0.1 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the three month period ended September 30, 2013 was largely due to a higher level of occupancy and increased average daily rate.

Unrealized gain/(loss)

The Partnership’s hotel property recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $1.4 million for the nine month period ended September 30, 2013, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the nine month period ended September 30, 2013 was primarily due to an increase of required capital expenditures for a future property improvement plan. The Partnership’s hotel property recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $0.3 million for the three months ended September 30, 2013, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $0.4 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the three months ended September 30, 2013 was primarily due to an increase in investment rates.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $2.2 million and $0.8 million for the nine and three month periods ended September 30, 2013, respectively, which remained relatively unchanged from the prior year period.

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

New Accounting Pronouncements

See Note 1B to the Partnership’s unaudited Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 44.01% of its investment portfolio as of September 30, 2013, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at September 30, 2013:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$24.0	0.08%

The table below discloses the Partnership’s debt as of September 30, 2013. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	4.90%	5.06%	5.06%	5.06%	5.06%	5.06%	5.03%
Fixed Rate	$245	$1,017	$1,084	$1,153	$1,315	$42,154	$46,969	$47,100
Variable Rate	—	—	12,500	—	—	—	12,500	12,700
Premium/(Discount) on Investment Level Debt	—	—	—	—	—	—	—	—

Total Investment Level Debt	$245	$1,017	$13,584	$1,153	$1,315	$42,154	$59,469	$59,800

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect its operating results and liquidity.

ITEM 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934 (“the Exchange Act”), as of September 30, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS - XBRL Instance Document.

101.SCH - XBRL Taxonomy Extension Schema Document.

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

in respect of

The Prudential Variable Contract Real Property Account

(Registrant)

Date: November 13, 2013	By:	/s/ Robert M. Falzon
Robert M. Falzon
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)