Form 10-Q
period 2015-03-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2015-05-14
CIK 846581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America, or the “Company”, or The Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or accounting principles generally accepted in the United States of America, or “U.S. GAAP”, practices or policies; and (15) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, for discussion of certain risks relating to the operation of The Prudential Variable Contract Real Property Partnership, or the “Partnership”, and investment in our securities.

This report includes real estate market data. Market data is subject to change and there are limits on the availability and reliability of raw data and other limitations and uncertainties inherent in any survey of market data.

Part I. Financial Information

ITEM 1. Financial Statements (Unaudited)

UNAUDITED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$78,794,837	$79,093,169

Net Assets	$78,794,837	$79,093,169

NET ASSETS, representing:
Equity of contract owners	$65,732,822	$65,089,739
Equity of The Prudential Insurance Company of America	13,062,015	14,003,430

	$78,794,837	$79,093,169

Units outstanding	26,699,212	27,271,568

Portfolio shares held	1,910,381	1,954,048
Portfolio net asset value per share	$41.25	$40.48

STATEMENTS OF OPERATIONS

For the three month periods ended March 31, 2015 and 2014
	Three Months Ended
	March 31, 2015	March 31, 2014
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$563,849	$757,290

EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	124,277	120,098

NET INVESTMENT INCOME	439,572	637,192

NET RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	937,952	(207,289)

NET GAIN (LOSS) ON INVESTMENTS	937,952	(207,289)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,377,524	$429,903

STATEMENTS OF CHANGES IN NET ASSETS
For the three month periods ended March 31, 2015 and 2014
	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATIONS
Net investment income	$439,572	$637,192
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	937,952	(207,289)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	1,377,524	429,903

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(461,137)	(368,332)
Net contributions (withdrawals) by The Prudential Insurance Company of America	(1,214,719)	(1,306,173)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(1,675,856)	(1,674,505)

TOTAL INCREASE (DECREASE) IN NET ASSETS	(298,332)	(1,244,602)

NET ASSETS
Beginning of period	79,093,169	77,305,072

End of period	$78,794,837	$76,060,470

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2015

Note 1: General

The Prudential Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on November 20, 1986 by resolution of the Board of Directors of The Prudential Insurance Company of America (“Prudential” or the “Company”), as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended. Prudential is a wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). The assets of the Real Property Account are segregated from Prudential’s other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Prudential. These products are Variable Appreciable Life (“PVAL”, “PVAL $100,000+ Face Value,” and “CVAL”), Discovery Plus (“PDISCO+”), and Variable Investment Plan (“VIP”).

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts. The Real Property Account, along with the Pruco Life Variable Contract Real Property Account and the Pruco Life of New Jersey Variable Contract Real Property Account, are the sole investors in the Partnership. These financial statements should be read in conjunction with the accompanying unaudited consolidated financial statements of the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

Note 2: Summary of Significant Accounting Policies

A.	Basis of Accounting

The Unaudited Interim Financial Statements as of March 31, 2015 and the statement of net assets as of December 31, 2014, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Real Property Account’s Audited Financial Statements included in the Real Property Account’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

March 31, 2015

Note 2: Summary of Significant Accounting Policies (continued)

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value. At March 31, 2015 and December 31, 2014, the Real Property Account’s interest in the General Partners’ Controlling Interest was 42.2% or 1,910,381 shares and 42.0% or 1,954,048 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the unaudited consolidated financial statements of the Partnership.

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

There were no cash transactions at the Real Property Account level for the three months ended March 31, 2015 and the year ended December 31, 2014 as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented for the three month periods ended March 31, 2015 and 2014.

Note 3: Charges and Expenses

A.	Mortality Risk and Expense Risk Charges

Mortality risk and expense risk charges are determined daily using an effective annual rate of 1.2%, 0.9%, 0.6% and 1.2% for PDISCO+, PVAL, PVAL $100,000 + Face Value and VIP, respectively (for PDISCO+, the 1.2% includes a 0.20% administrative charge). CVAL used the same fees and charges as the VAL face amount over $100,000. Mortality risk is the risk that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is the risk that the cost of issuing and administering the contracts may exceed related charges by Prudential. The mortality risk and expense risk charges are assessed through reduction in unit values.

B.	Cost of Insurance and Other Related Charges

Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for PVAL and PVAL $100,000 + Face Value are (1) state premium taxes; and (2) transaction costs which are deducted from each premium payment to cover premium collection and processing costs. Contracts are subject to charges on each basic premium for assuming a guaranteed minimum death benefit risk. This charge compensates Prudential for the risk that an insured may die at a time when the death benefit exceeds the benefit that would have been payable in the absence of a minimum guarantee. These charges are assessed through the redemption of units.

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

Note 4: Taxes

Prudential is taxed as a “life insurance company”, as defined by the Internal Revenue Code. The results of operations of the Real Property Account form a part of Prudential Financial’s consolidated federal tax return. Under current federal, state, and local law, no federal, state or local income taxes are payable by the Real Property Account. As such, no provision for the tax liability has been recorded in these financial statements. Prudential management will review periodically the status of the policy in the event of changes in the tax law.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2015

Note 5: Net Contributions (Withdrawals) by Contract Owners

Net contributions (withdrawals) by contract owners for the Real Property Account by product for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
PVAL/PVAL $100,000+ Face Value/CVAL	$(437,659)	$(238,548)
PDISCO+/VIP	(23,478)	(129,784)

TOTAL	$(461,137)	$(368,332)

Note 6: Partnership Distributions

For the three months ended March 31, 2015, the Partnership distributed a total of $5.0 million, which occurred on March 30, 2015. The Real Property Account’s share of this distribution was $1.8 million. For the three months ended March 31, 2014, the Partnership distributed a total of $5.0 million, which occurred on March 26, 2014. The Real Property Account’s share of this distribution was $1.8 million.

For the three months ended March 31, 2015 and 2014, there were no purchases of the Partnership by the Real Property Account.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Units Outstanding:	26,699,212	27,271,568
Unit Value:	$ 2.68950 to $ 3.10855	$ 2.64710 to $ 3.05509

Note 8: Financial Highlights

The range of total return for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Total Return	1.60% to 1.75%	0.42% to 0.56%

Note 9: Related Party

The Real Property Account has transactions and relationships with Prudential and other affiliates. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Prudential and its affiliates perform various services on behalf of the Partnership in which the Real Property Account invests and may receive fees for the services performed. These services include, among other things, shareholder communications, postage, transfer agency and various other record keeping and customer service functions.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2015

Note 10: Fair Value Measurements

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

During the three months ended March 31, 2015 and 2014, there were no transfers between Level 1, Level 2, and Level 3.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2015

Note 10: Fair Value Measurements (continued)

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

Table 1:

	($ in 000’s)
	Fair value measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$78,795	$—	$—	$78,795

	($ in 000’s)
	Fair value measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$79,093	$—	$—	$79,093

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2015

Note 10: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014.

Table 2:	($ in 000’s)
2015
Beginning balance, January 1, 2015	$79,093
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	938
Net investment income from Partnership operations	564
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	(1,800)

Ending balance, March 31, 2015	$78,795

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$938

($ in 000’s)
2014
Beginning balance, January 1, 2014	$77,305
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	(207)
Net investment income from Partnership operations	757
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	(1,795)

Ending balance, March 31, 2014	$76,060

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$(207)

Note 11: Subsequent Events

On April 2, 2015, the Partnership acquired the Station House Apartments in Maplewood, NJ. For further information, see Note 9 of the Partnership unaudited consolidated financial statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 03/31/2015 — $240,986,882; 12/31/2014 — $240,778,075)	$238,430,000	$235,689,701
CASH AND CASH EQUIVALENTS	28,266,050	32,308,210
OTHER ASSETS, NET	3,569,292	2,947,752

Total assets	$270,265,342	$270,945,663

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$69,738,932	$70,006,898
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,138,433	1,663,710
DUE TO AFFILIATES	690,905	666,963
OTHER LIABILITIES	1,036,919	934,145

Total liabilities	73,605,189	73,271,716

COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	186,825,743	188,251,636
NONCONTROLLING INTEREST	9,834,410	9,422,311

Total partners’ equity	196,660,153	197,673,947

Total liabilities and partners’ equity	$270,265,342	$270,945,663

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,529,591	4,650,878

SHARE VALUE AT END OF PERIOD	$41.25	$40.48

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
INVESTMENT INCOME:
Revenue from real estate and improvements	$5,313,029	$6,392,689
Interest income	4,801	5,264

Total investment income	5,317,830	6,397,953

INVESTMENT EXPENSES:
Operating	876,448	1,416,688
Investment management fee	677,496	632,545
Real estate taxes	674,066	643,891
Administrative	770,263	1,013,676
Interest expense	830,661	728,102

Total investment expenses	3,828,934	4,434,902

NET INVESTMENT INCOME	1,488,896	1,963,051

RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Change in unrealized gain (loss) on real estate investments held	2,531,492	(367,257)

NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	2,531,492	(367,257)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,020,388	$1,595,794

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	147,994	148,313
Net unrealized gain (loss) attributable to noncontrolling interest	298,287	128,995

Increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$446,281	$277,308

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	1,340,902	1,814,738
Net unrealized gain (loss) attributable to general partners’ controlling interest	2,233,205	(496,252)

Increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$3,574,107	$1,318,486

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Three Months Ended March 31,
	2015			2014
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$1,340,902	$147,994	$1,488,896	$1,814,738	$148,313	$1,963,051
Net recognized and unrealized gain (loss)	2,233,205	298,287	2,531,492	(496,252)	128,995	(367,257)

Increase (decrease) in net assets resulting from operations	3,574,107	446,281	4,020,388	1,318,486	277,308	1,595,794

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to General Partners	(5,000,000)	—	(5,000,000)	(5,000,000)	—	(5,000,000)
Distributions to noncontrolling interest	—	(34,182)	(34,182)	—	(42,034)	(42,034)

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	(34,182)	(5,034,182)	(5,000,000)	(42,034)	(5,042,034)

INCREASE (DECREASE) IN NET ASSETS	(1,425,893)	412,099	(1,013,794)	(3,681,514)	235,274	(3,446,240)
NET ASSETS - Beginning of period	188,251,636	9,422,311	197,673,947	185,407,870	9,263,953	194,671,823

NET ASSETS - End of period	$186,825,743	$9,834,410	$196,660,153	$181,726,356	$9,499,227	$191,225,583

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase (decrease) in net assets resulting from operations	$4,020,388	$1,595,794
Adjustments to reconcile increase (decrease) in net assets to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(2,531,492)	367,257
Amortization of deferred financing costs	13,580	7,041
Bad debt expense	3,055	22,858
(Increase) decrease in:
Other assets	(638,175)	616,045
Increase (decrease) in:
Accounts payable and accrued expenses	487,918	(5,657)
Due to affiliates	23,942	(17,380)
Other liabilities	102,774	(84,394)

Net cash flows provided by (used in) operating activities	1,481,990	2,501,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate and improvements	—	(8,295,624)
Additions to real estate and improvements	(222,002)	(665,974)

Net cash flows provided by (used in) investing activities	(222,002)	(8,961,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(267,966)	(251,595)
Distributions to general partners	(5,000,000)	(5,000,000)
Distributions to noncontrolling interest	(34,182)	(42,034)

Net cash flows provided by (used in) financing activities	(5,302,148)	(5,293,629)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,042,160)	(11,753,663)
CASH AND CASH EQUIVALENTS - Beginning of period	32,308,210	43,962,922

CASH AND CASH EQUIVALENTS - End of period	$28,266,050	$32,209,259

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

			2015 Total Rentable Square Feet Unless Otherwise	March 31, 2015 (Unaudited)		December 31, 2014
Property Name	March 31, 2015 Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	92,209	$27,969,059	$6,000,000	$27,964,168	$6,200,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	14,072,787	12,600,000	14,072,787	12,500,000
		Offices % as of 3/31/15	10%	42,041,846	18,600,000	42,036,955	18,700,000

APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,911,923	26,100,000	22,897,489	26,100,000
Broadstone Crossing	WO	Austin, TX	225 Units	23,082,989	27,300,000	23,070,315	27,426,986
Vantage Park	CJV	Seattle, WA	91 Units	21,668,660	26,900,000	21,640,623	25,900,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,711,856	15,200,000	14,676,752	15,000,000
		Apartments % as of 3/31/15	51%	82,375,428	95,500,000	82,285,179	94,426,986

RETAIL
Hampton Towne Center	WO	Hampton,VA	174,540	18,766,448	21,900,000	18,743,265	20,100,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,664,406	32,600,000	25,610,596	32,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,277,441	18,900,000	15,220,559	18,900,000
Village Walk	WO	Roswell, GA	88,504	20,749,324	19,400,000	20,749,324	19,300,000
Harnett Crossing	WO	Dunn, NC	189,143	8,449,001	3,430,000	8,469,209	3,980,000
Peachtree Corners Market	WO	Norcross, GA	42,185	19,282,716	19,400,000	19,282,716	19,282,715
Publix at Eagle Landing	WO	North Fort Myers, FL	57,840	8,380,272	8,700,000	8,380,272	8,400,000
		Retail % as of 3/31/15	67%	116,569,608	124,330,000	116,455,941	122,562,715

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 3/31/15			128%	$240,986,882	$238,430,000	$240,778,075	$235,689,701

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

	March 31, 2015 (Unaudited)				December 31, 2014
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partners’ Controlling Interest				15.1%		17.2%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$20,500,000	April, 2015	$20,500,000	$20,500,000	$14,700,000	$14,700,000
Federal Home Loan Bank, 0 coupon bond	3,140,000	April, 2015	5,000,000	5,000,000	5,000,000	5,000,000
Federal Home Loan Bank, 0 coupon bond			—	—	11,000,000	11,000,000

Total Cash Equivalents			25,500,000	25,500,000	30,700,000	30,700,000

Cash			2,766,050	2,766,050	1,608,210	1,608,210

Total Cash and Cash Equivalents			$28,266,050	$28,266,050	$32,308,210	$32,308,210

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2015

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2014. The Partnership has evaluated subsequent events through May 14, 2015, the date these consolidated financial statements were available to be issued.

B.

New Accounting Pronouncement – In February 2015, the Financial Accounting Standard Board (“FASB”) issued updated guidance in Accounting Standards Update (“ASU”) 2015-02 Consolidations (Topic 810) that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Partnership is currently assessing the impact of the guidance on the Partnership’s consolidated financial statements.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the three months ended March 31, 2015 and March 31, 2014 was $822,043 and $721,061, respectively.

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

In general, fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with the Financial Accounting Standards Board (“FASB”) authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single three month period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximate value for the type of real estate in the market. The real estate investments consist of real estate and improvements and are therefore classified as Level 3.

Cash equivalents include short-term investments with maturities of three months or less when purchased. Short-term investments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. See below for a description of the levels of fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2015

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

During the three months ended March 31, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2015

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective level in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at March 31, 2015
Assets:	Cost at 3/31/15	Amounts measured at fair value 3/31/2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$240,987	$238,430	$—	$—	$238,430
Cash equivalents	25,500	25,500	25,500	—	—

Total	$266,487	$263,930	$25,500	$—	$238,430

		(in 000’s)
		Fair value measurements at December 31, 2014
Assets:	Cost at 12/31/14	Amounts measured at fair value 12/31/2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$240,778	$235,690	$—	$—	$235,690
Cash equivalents	30,700	30,700	30,700	—	—

Total	$271,478	$266,390	$30,700	$—	$235,690

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2015

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2015 and March 31, 2014.

Table 2
(in 000’s)
Real estate and improvements
Beginning balance, January 1, 2015	$235,690
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	2,531
Acquisitions, issuances and contributions	209

Ending balance, March 31, 2015	$238,430

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$2,531

(in 000’s)
Real estate and improvements
Beginning balance, January 1, 2014	$210,100
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	(367)
Acquisitions, issuances and contributions	8,813

Ending balance, March 31, 2014	$218,546

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(367)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2015

(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of March 31, 2015
Category	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$95,500	4	Discounted cash flow	Exit capitalization rate	5.00% - 6.25% (5.48%)
				Discount rate	6.50% - 7.75% (7.05%)
Office	18,600	2	Discounted cash flow	Exit capitalization rate	7.50% - 8.00% (7.66%)
				Discount rate	8.25% - 9.00% (8.49%)
Retail	124,330	7	Discounted cash flow	Exit capitalization rate	6.25% - 10.00% (7.22%)
				Discount rate	6.50% - 11.00% (7.61%)

	$238,430

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2015

(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

As of March 31, 2015 and December 31, 2014, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $70.5 million and $70.7 million, respectively, and a carrying value (amortized cost) of $69.7 million and $70.0 million, respectively. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.

Note 4: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate and improvements are fairly presented as of March 31, 2015 and December 31, 2014.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At March 31, 2015, the Partnership had no outstanding matured loans.

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

Note 6: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three month periods ended March 31, 2015 and March 31, 2014, management fees incurred by the Partnership were $677,496 and $632,545, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended March 31, 2015 and March 31, 2014 were $13,407 and $0, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2015

(Unaudited)

Note 7: Share Values and Shares Outstanding

The share value and shares outstanding at March 31, 2015 and 2014 are as follows:

	3/31/2015	3/31/2014
Share Value	$41.25	$38.05
Shares Outstanding	4,529,591	4,776,348

The capital share transactions for the three months ended are as follows:

	3/31/2015	3/31/2014
Beginning of Period	4,650,878	4,907,883
Distributions	(121,287)	(131,535)

End of Period	4,529,591	4,776,348

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2015

(Unaudited)

Note 8: Financial Highlights

	For The Three Months Ended March 31,
	2015	2014	2013	2012	2011
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$40.48	$37.78	$34.49	$32.27	$28.38
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	0.43	0.50	0.57	0.46	0.46
Investment Management fee attributable to general partners’ controlling interest	(0.14)	(0.13)	(0.12)	(0.11)	(0.09)
Net recognized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.48	(0.10)	(0.27)	0.26	0.94

Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	0.77	0.27	0.18	0.61	1.31

Net Asset Value attributable to general partners’ controlling interest, end of period	$41.25	$38.05	$34.67	$32.88	$29.69

Total Return attributable to general partners’ controlling interest, before Management Fee (a):	2.26%	1.05%	0.88%	2.25%	4.96%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	1.90%	0.71%	0.54%	1.90%	4.61%

Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$187	$182	$175	$170	$173
Ratios to average net assets for the period ended (b):
Management fees	0.36%	0.34%	0.34%	0.35%	0.35%
Other portfolio level expense	0.09%	0.04%	0.06%	0.05%	0.07%

Total Portfolio Level Expenses	0.45%	0.38%	0.40%	0.40%	0.42%

Net Investment Income, before Management Fee	1.07%	1.32%	1.65%	1.44%	1.63%
Net Investment Income, after Management Fee	0.71%	0.98%	1.31%	1.09%	1.28%

(a)	Total Return, before/after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income before/after management fee + Net Recognized and Unrealized Gains/(Losses)

Beginning Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

Note 9: Subsequent Event

On April 2, 2015, the Partnership acquired the Station House Apartments in Maplewood, NJ, for a gross purchase price of $20,350,000.

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

(a) Liquidity and Capital Resources

As of March 31, 2015, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $28.3 million, a decrease of approximately $4.0 million from $32.3 million as of December 31, 2014. The decrease was primarily due to the following activities (a) $5.0 million distribution to the General Partners’ controlling interest; (b) $0.3 million of principal payments made on financed properties; and (c) $0.2 million paid for capital improvements and transaction costs associated with leasing expenses at various properties. Partially offsetting this decrease was an increase due to net cash flow generated from property operations of $1.5 million.

Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for distributions to its partners. As of March 31, 2015, approximately 10.5% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for three month periods ended March 31, 2015 and March 31, 2014.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2015 was approximately $1.3 million, a decrease of approximately $0.5 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily due to a decrease of $0.7 million in the office sector investments and an increase of approximately $0.2 million in the portfolio level expenses from the prior year period. Partially offsetting this decrease was an increase of approximately $0.4 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the retail sector.

Valuation overview

The Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.2 million for the three month period ended March 31, 2015. This is compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.5 million for the prior year period. The unrealized gains attributable to the general partners’ controlling interest for the three month period ended March 31, 2015 were primarily due to valuation increases of $1.7 million in the retail sector and $0.6 million in the apartment sector. Partially offsetting the unrealized gains was an unrealized loss in the office sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and net recognized and unrealized gains (losses) attributable to the general partners’ controlling interest for the three month periods ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,
	2015	2014
Net Investment Income (Loss):

Office properties	$(103,625)	$633,291
Apartment properties	935,648	868,030
Retail properties	1,389,891	977,140
Hotel property	(25,584)	42,635
Other (including interest income, investment management fee, etc.)	(855,428)	(706,358)

Total Net Investment Income	$1,340,902	$1,814,738

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(104,891)	(678,741)
Apartment properties	635,474	27,594
Retail properties	1,702,622	(155,630)
Hotel property	—	310,525

Net Unrealized Gain (Loss) on Real Estate Investments	$2,233,205	$(496,252)

OFFICE PROPERTIES

Quarter Ended March 31,	Net Investment Income/(Loss) 2015	Net Investment lncome/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Lisle, IL	$(17,217)	$131,670	$(201,891)	$(769,228)	38%	31%
Brentwood, TN #1 (1)	—	15,096	—	—	N/A	N/A
Beaverton, OR	(56,378)	166,503	100,000	90,487	100%	100%
Brentwood, TN #2 (1)	—	17,022	—	—	N/A	N/A

	$(103,625)	$633,291	$(104,891)	$(678,741)

(1)	The Brentwood, Tennessee properties were sold on December 12, 2013. 2014 net investment income represents post closing accrual write-offs.

Net investment income/(loss)

Net investment loss attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.1 million for the three month period ended March 31, 2015, which represents a decrease of approximately $0.7 million from the prior year period, primarily due to a one time lease termination fee from a tenant that vacated in 2014 at the property in Lisle, Illinois. In addition, a decrease in net investment income was also attributable to a rent credit as a result of the lease renewal and expansion for the anchor tenant at the property in Beaverton, Oregon.

Unrealized gain/(loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the three month period ended March 31, 2015, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.7 million from the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the three month period ended March 31, 2015 was primarily due to a loss on the property located in Lisle, Illinois from less favorable market rent assumptions. Partially offsetting the net unrealized loss was an unrealized gain due to a decrease in near term capital expenditures at the property in Beaverton, Oregon.

APARTMENT PROPERTIES

Quarter Ended March 31,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Austin, TX	358,063	373,567	(139,660)	(8,502)	94%	93%
Charlotte, NC	221,528	202,882	164,896	210,041	97%	94%
Seattle, WA #1	155,445	139,543	(12,270)	$(54,623)	90%	93%
Seattle, WA #2	200,612	152,038	622,508	$(119,322)	93%	100%

	$935,648	$868,030	$635,474	$27,594

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.9 million for the three month period ended March 31, 2015, which represents an increase of less than $0.1 million from the prior year period. This increase was primarily due to increased rents from unit renovations at the properties in Seattle, Washington and Charlotte, North Carolina.

Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.6 million for three month period ended March 31, 2015, compared with a net unrealized gain attributable to the general partners’ controlling interest of less than $0.1 million from the prior year period. These gains were due to favorable market leasing assumptions at the properties in Charlotte, North Carolina and Seattle, Washington. Partially offsetting the gain was a loss at the property in Austin, Texas due to an increase in near term capital expenditures.

RETAIL PROPERTIES

Quarter Ended March 31,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Hampton, VA	$349,831	$267,629	$1,776,816	$12,312	96%	96%
Ocean City, MD	212,518	204,099	(4,804)	323,582	96%	96%
Westminster, MD	298,242	308,620	(56,882)	(64,247)	100%	100%
Dunn, NC	88,973	25,735	(529,792)	(714,419)	48%	33%
Roswell, GA	132,330	136,284	100,000	287,142	94%	96%
North Fort Myers, FL	123,338	34,773	300,000	—	85%	88%
Norcross, GA	184,659	—	117,284	—	100%	N/A

	$1,389,891	$977,140	$1,702,622	$155,630

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.4 million for the three month period ended March 31, 2015, which represents an increase of approximately $0.4 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2015 was largely due to the additional income provided by the properties in North Fort Myers, Florida and Norcross, Georgia that were acquired in March, 2014 and December, 2014, respectively. In addition, an increase in net investment income was also attributable to increased occupancy at the property in Dunn, North Carolina and increased contract rents at the property in Hampton, Virginia.

Unrealized gain/(loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.7 million for the three month period ended March 31, 2015, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.2 million from the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the three month period ended March 31, 2015 was primarily due to lower investment rates at the properties in Hampton, Virginia, and North Fort Myers, Florida. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. Additional gains were attributable to favorable market leasing assumptions at the property in Hampton, Virginia. Partially offsetting the net unrealized gain was an unrealized loss at the property in Dunn, North Carolina due to less favorable market leasing assumptions and increased operating expenses.

HOTEL PROPERTY

Quarter Ended March 31,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Recognized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Lake Oswego, OR (1)	$(25,584)	$42,635	$—	$310,525	N/A	60%

(1)	The Lake Oswego, Oregon property was sold on October 29, 2014. 2015 net investment loss represents post closing expenses.

Net investment income/(loss)

Net investment loss attributable to the general partners’ controlling interest for the Partnership’s hotel property was less than $0.1 million for the three month period ended March 31, 2015, which represents a decrease of $0.1 million from the prior year period. The decrease at the property in Lake Oswego, Oregon was a result of the property being sold on October 29, 2014.

Recognized and Unrealized gain/(loss)

The Partnership sold the hotel property on October 29, 2014 and did not record a net unrealized or recognized gain/loss attributable to the general partners’ controlling interest for three month period ended March 31, 2015, compared with an unrealized gain attributable to the general partners’ controlling interest of approximately $0.3 million for the prior year period.

Other

Other net investment expense mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment expense attributable to the general partners’ controlling interest was approximately $0.9 million for three month period ended March 31, 2015, which represents an increase of $0.2 million from the prior year period. The increase in net investment expense is due to increased appraisal and management fees.

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

Cash equivalents include short-term investments with maturities of three months or less when purchased.

Other Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements of the Real Property Account and the unaudited consolidated financial statements of the Partnership, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 50.98% of its investment portfolio as of March 31, 2015, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash and cash equivalents at March 31, 2015:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$28.3	0.06%

The table below discloses the Partnership’s investment level debt as of March 31, 2015. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ 000s), including current portion	2015	2016	2017	2018	2019	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	4.84%	4.72%	4.67%	4.61%	4.58%	4.32%	4.62%
Future Annual Principal Payments	$13,316	$1,153	$1,327	$2,408	$1,680	$49,855	$69,739	$70,500

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

ITEM 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934 (“the Exchange Act”), as of March 31, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

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

THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

in respect of

The Prudential Variable Contract Real Property Account

(Registrant)

Date: May 14, 2015	By:	/s/ Robert M. Falzon
Robert M. Falzon
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)