Form 10-K
period 2015-12-31
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2016-03-10
CIK 846581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 033-20083-01
_______________________________________________________
THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
in respect of
THE PRUDENTIAL VARIABLE CONTRACT
REAL PROPERTY ACCOUNT
(Exact name of Registrant as specified in its charter)
_______________________________________________________

New Jersey	22-1211670
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
751 Broad Street, Newark, New Jersey 07102
(Address of principal executive offices) (Zip Code)
(973) 802-6000
(Registrant’s telephone number, including area code)
_______________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act)    Yes  ☐    No  ☒

2

THE PRUDENTIAL VARIABLE CONTRACT
REAL PROPERTY ACCOUNT
(Registrant)

Forward-Looking Statement Disclosure
Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America, or the “Company”, or The Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our financial strength or credit ratings; (6) investment losses and defaults; (7) competition in our product lines and for personnel; (8) changes in tax law; (9) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's proposed fiduciary rules; (10) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (11) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (12) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (13) changes in statutory or accounting principles generally accepted in the United States of America, or “U.S. GAAP”, practices or policies; and (14) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to the operation of The Prudential Variable Contract Real Property Partnership or “Partnership” and investment in our securities.
This report includes real estate market data. Market data is subject to change and there are limits on the availability and reliability of raw data and other limitations and uncertainties inherent in any survey of market data.

Throughout this Annual Report on Form 10-K, the "Real Property Account" and the "Registrant" refer to The Prudential Variable Contract Real Property Account. "Prudential" or the "Company" refers to The Prudential Insurance Company of America.

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
Office Properties - The Partnership owns an office property in Lisle, Illinois. Total square footage owned is approximately 92,209, of which 38%, or 35,408 square feet, are leased between 1 and 5 years.
Apartment Complexes - The Partnership owns apartment properties in Austin, Texas; Charlotte, North Carolina; Maplewood, New Jersey; and Seattle, Washington, comprising a total of 565 apartment units, of which 93%, or 525 units, are leased. Leases range from month-to-month to eighteen months. In addition, the Partnership owns an apartment development in Chicago, Illinois, that once completed will total 60 units.
Retail Properties - The Partnership owns retail properties in Dunn, North Carolina; Hampton, Virginia; Norcross, Georgia; Ocean City, Maryland; Roswell, Georgia; North Fort Myers, Florida; and Westminster, Maryland. Total square footage owned is approximately 839,159 of which 84%, or 703,837 square feet, are leased between 1 and 17 years.
Investment in Real Estate Trust - The Partnership liquidated its entire investment in REIT shares in December 2001 and its preferred equity investment in a REIT in March 2012.
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
The following is a description of general conditions in the U.S. real estate markets. It does not relate to specific properties held by the Partnership. The Partnership does not have widely diversified holdings; therefore, the discussions of vacancy rates, property values and returns in this section are not necessarily relevant to the Partnership’s portfolio. These results are not indicative of future performance and not necessarily indicative of the performance of the Partnership.
Market Conditions
The U.S. economy remained on a steady path of growth in 2015, which supported continued improvement in real estate fundamentals. Real GDP expanded at an average annual pace of 2.2% in the first three quarters of the year, close to the 2.4% rate in 2014, according to the U.S. Bureau of Economic Analysis. The U.S. labor market also strengthened with total employment expanding by 1.9% and the unemployment rate declining to a post-recessionary low, as reported by the U.S. Bureau of Labor Statistics.
Property Markets
Real estate demand continued to expand across property types. Apartment market vacancies ended 2015 slightly lower than in the previous year, despite the significant amount of development activity. Inventory growth remained at or below the 15-year historical averages for the office, retail, and industrial markets, aiding in the vacancy recovery in these sectors. As a result, operating performance rose among all property segments and valuations strengthened.
Apartment: National apartment vacancies continued to improve in 2015, owing to continued strong demographic trends. This strength contributed to rapid rent growth across the nation.
Retail: U.S. retail market fundamentals continued to improve in 2015 over 2014. Stronger consumption trends pushed up tenant demand, while new supply remains limited. As a result, vacancies fell to their lowest levels on record.
Office: The office market recovery continued to gain momentum in 2015. Accelerating office-using employment growth continues to generate stronger take-up of office space. At the same time, inventory growth remained below its 15-year historical annual average rate. As a result, vacancies tightened further, and rent growth accelerated from 2014 levels.
Industrial: National industrial absorption outpaced completions. Vacancies are generally at their lowest levels since 1999. Healthy fundamentals boosted rent growth to a post-recessionary highs in 2015.
Hotel: The hotel market continued to improve in 2015. Strong occupancies supported a substantial increase in revenue per available room in 2015, though this marked a moderation in growth from the previous year.

Item 1A. Risk Factors
You should carefully consider the following risks. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect of, others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity. Throughout this section “we” and “our” refer to the Company.
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
In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2015, the Partnership had no outstanding matured loans.
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
The companies offering the Contracts and the Partnership are heavily regulated and changes in regulation may adversely affect our results of operations and financial condition.
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
In 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial, Inc. (“Prudential Financial”), the ultimate parent of the Company, should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve Board (“FRB”) as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting us to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, Prudential Financial’s credit ratings or the Company’s financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or how regulators will advise or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including buying back shares or paying dividends. Key aspects of Dodd-Frank’s impact on us include:

•
As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the FRB and to stricter prudential standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting, early remediation, managing interlocks, credit concentration and resolution, and recovery planning. If the FRB and the Federal Deposit Insurance Corporation (“FDIC”) jointly determine that Prudential Financial’s resolution plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Any continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on Prudential Financial’s business and capital distributions. Prudential Financial is now also subject to stress tests to be promulgated by the FRB which could cause Prudential Financial to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential Financial. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

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

•
Dodd-Frank created a new framework for regulation of the over-the-counter derivatives markets which could impact various activities of Prudential Global Funding LLC, Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, the Company continues to monitor increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties.

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

Changes in the legislation and regulation of retirement products and services, including proposed regulations released by the DOL in 2015, could adversely affect our business, results of operations, cash flows and financial condition.

In April 2015, the DOL released a proposed regulation, accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under ERISA, and it is expected that the DOL will seek to promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with plans, plan participants and IRAs. We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our Individual Life (including Prudential Advisors), Individual Annuities, Retirement and Group Insurance businesses. In addition, we may experience increased costs if we need to adapt our technology and operational infrastructure to meet disclosure and compliance requirements under the proposed rules. Our compliance with the proposed rules could lead to a loss of customers and revenues, and otherwise adversely affect our business, results of operations, cash flows and financial condition. If the proposed rules are adopted in their current form, significant potential impacts on certain of our businesses would include the following.

•
Prudential Advisors: We expect compliance with the “best interest contract exemption” will be required for IRA and small plan retirement accounts for a wide range of products, representing a significant part of Prudential Advisors’ total business. This would give customers a private right of action for breach of contract if an advisor provides advice that is not in the customer’s best interest. We expect this would result in additional costs, oversight and litigation risks, as well as changes to compensation and benefit structures and may require us to review product offerings to ensure a sufficient variety of non-proprietary options.

•
Annuities: Certain distributors may restrict the sale of annuities, and may remove themselves as broker of record, transitioning servicing and compliance back to Prudential. In addition, we may need to alter our product design to emphasize simplicity, transparency and reduced fees. We may also need to monitor wholesaling and other sales support activities so as not to be considered fiduciary advice, which would subject those activities to greater liability.

•
Retirement: Asset allocation tools included in our product offerings, when mapped to specific investments, may fall within the definition of acting as a fiduciary and could need to be altered or discontinued in order to minimize potential liability. IRA offerings and asset retention/consolidation activities may need to comply with the best interest contract exemption, as described above. In addition, changes to the relationship with sponsors and intermediaries for small business (<100 lives) plans will be required to avoid assuming a fiduciary role and the associated potential liability.

Foreign governmental actions could subject us to substantial additional regulation.
In addition to the adoption of Dodd-Frank in the United States, the Financial Stability Board (“FSB”), has issued a series of proposals intended to produce significant changes in how financial companies, particularly those that are members of large and complex financial groups, should be regulated.
The FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). The framework policy measures for G-SIIs published by the International Association of Insurance Supervisors (the “IAIS”) include enhanced group-wide supervision, enhanced capital standards, enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. The IAIS has released a basic capital requirement ("BCR") and higher loss absorbency ("HLA") standard that have been approved by the FSB and G20 and implementation in 2019. The IAIS is also developing ComFrame for the supervision of Internationally Active Insurance Groups that seeks to promote effective and globally-consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. ComFrame is also scheduled to be adopted by the IAIS in 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the impact of BCR, HLA, or ComFrame on our business or the outcome of Prudential Financial’s identification as a G-SII on the regulation of the Company.
Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, the Financial Accounting Standards Board ("FASB") has an ongoing project to revise accounting standards for insurance contracts. While the final resolution of changes to U.S. GAAP pursuant to this project is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. Further, changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.
Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in the U.S. in which we operate could make some of the Company’s products less attractive to consumers and also increase the Company's tax costs.
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

Security breaches or other technological failures may also result in regulatory inquiries, regulatory proceedings, regulatory and litigation costs, and reputational damage. We may incur reimbursement and other expenses, including the costs of litigation and litigation settlements and additional compliance costs. We may also incur considerable expenses in enhancing and upgrading computer systems and systems security following such a failure.
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
Because the Real Property Account will, through the Partnership, invest primarily in real estate, its assets will not be as liquid as the investments generally made by separate accounts of life insurance companies funding variable life insurance and variable annuity contracts. The Partnership will, however, hold approximately 10% of the Partnership's assets in cash or invested in liquid instruments and securities although the general partners reserve discretion to increase this amount to meet partnership liquidity requirements.
We have taken steps to ensure that the Partnership will be liquid enough to meet all anticipated withdrawals by the General Partners to meet the separate accounts’ liquidity requirements. It is possible that the Partnership may need to dispose of a real property or mortgage loan investment promptly in order to meet such withdrawal requests.
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
2. Risks of Mortgage Loan Investments. The Partnership’s mortgage loan investments will be subject to the risk of default by the borrowers. In this event the Partnership would have the added responsibility of foreclosing on or pursuing other remedies on the underlying properties to protect the value of its mortgage loans. A borrower’s ability to meet its mortgage loan payments will be dependent upon the risks generally inherent to the ownership of real property. Mortgage loans made by the Partnership will generally not be personal obligations of the borrowers. The Partnership will only rely on the value of the underlying property for its security. Mechanic's, material men’s, government, and other liens may have or obtain priority over the Partnership’s security interest in the property.

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
The risk of lending on real estate increases as the proportion of the amount of the mortgage loan bears to the fair market value of the real estate increases. The Partnership usually does not make mortgage loans of over 80% of the estimated or appraised value of the property that secures the loan. There can be no assurance, that in the event of a default, the Partnership will realize an amount equal to the estimated or appraised value of the property on which a mortgage loan was made.
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
As of December 31, 2015, approximately 23,275 contract owners of record held investments in the Real Property Account.
Item 6. Selected Financial Data
The Partnership Results of Operations and Financial Position are summarized as follows:
RESULTS OF OPERATIONS:

	Year Ended December 31,
RESULTS OF OPERATIONS:	2015	2014	2013	2012	2011
Total Investment Income	$22,394,116	$25,546,941	$28,525,763	$26,066,202	$24,372,936
Net Investment Income	$6,711,044	$7,474,906	$9,574,870	$8,712,225	$8,559,353
Net Recognized and Unrealized Gain (Loss) on Investments	12,722,180	6,735,778	9,086,821	3,880,392	14,773,499
Net Increase (Decrease) in Net Assets Resulting From Operations	$19,433,224	$14,210,684	$18,661,691	$12,592,617	$23,332,852

FINANCIAL POSITION:
	December 31,
	2015	2014	2013	2012	2011
Total Assets	$282,846,397	$270,945,663	$258,378,190	$246,011,495	$212,980,362
Investment Level Debt	$66,598,081	$70,006,898	$59,223,759	$56,775,225	$33,464,270

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the assets of the Real Property Account are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The general partners in the Partnership are Prudential, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, or collectively, the “General Partners”.
The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited financial statements of the Real Property Account and the audited consolidated financial statements of the Partnership and the related Notes included in this filing.
(a) Liquidity and Capital Resources
As of December 31, 2015, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $14.4 million, a decrease of approximately $17.9 million from $32.3 million as of December 31, 2014. The decrease was primarily due to the following activities: (a) $10.3 million of equity for an acquisition of an apartment complex located in Maplewood, New Jersey; (b) $6.1 million of equity for an acquisition of an apartment development located in Chicago, Illinois; (c) $5.0 million distribution to the General Partners’ controlling interest; (d) $1.1 million of principal payments on financed properties; (e) $12.6 million for a loan payoff at the retail property in Roswell, Georgia; (f) $0.3 million in distribution to joint venture partners; and (g) $2.0 million paid for capital improvements. The $2.0 million payment for capital improvements included the following items: (a) $1.0 million for leasing expenses at the office property in Lisle, Illinois; (b) $0.2 million for unit upgrades at one of the apartment properties in Seattle, Washington; (c) $0.2 million for space renovations at the retail property in Hampton, Virginia; (d) $0.2 million for unit upgrades at the apartment property in Charlotte, North Carolina; and (e) $0.4 million for capital improvements and transaction costs associated with leasing expenses at various properties. Primarily offsetting the decreases were increases from the following activities: (a) net cash flow generated from property operations of $6.3 million; and (b) $12.7 million of proceeds from the sale of the office in Beaverton, Oregon.
Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for distributions to its General Partners. As of December 31, 2015, approximately 5.1% of the Partnership’s total assets consisted of cash and cash equivalents.
(b) Results of Operations
The following is a comparison of the Partnership’s results of operations for the years ended December 31, 2015 and 2014.
Net investment income/(loss) overview
The Partnership’s net investment income attributable to the General Partners’ controlling interest for the year ended December 31, 2015 was approximately $6.1 million, a decrease of approximately $0.8 million from the prior year period. The decrease in net investment income attributable to the General Partners’ controlling interest was primarily due to a decrease of $1.3 million in the office sector investments’ and a decrease of $1.0 million in the hotel property’s net investment income from the prior year period. Partially offsetting the decrease was an increase of approximately $1.1 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the retail sector and an increase of approximately $0.7 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the apartment sector. Additionally, there was an increase of approximately $0.3 million of other expense as compared to prior period.
Valuation overview
The Partnership recorded a net recognized gain attributable to the General Partners’ controlling interest of $0.1 million for the year ended December 31, 2015, compared to $0.5 million of recognized gain for the prior year period. A net recognized gain of $0.1 million was attributable to the sale of one office investment located in Beaverton, Oregon. The Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $10.6 million for the year ended December 31, 2015. This is compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $5.5 million for the prior year period. The unrealized gains attributable to the General Partners’ controlling interest for the year ended December 31, 2015 were primarily due to valuation increases in the retail and apartment sector investments. Partially offsetting the unrealized gain was an unrealized loss of approximately $1.2 million from the office sector.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the General Partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the General Partners’ controlling interest for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Net Investment Income:
Office properties	$(386,446)	$902,364
Apartment properties	4,167,541	3,462,902
Retail properties	5,643,088	4,512,048
Hotel property	(55,098)	911,295
Other (including interest income, investment management fee, etc.)	(3,300,701)	(2,959,125)
Total Net Investment Income	$6,068,384	$6,829,484
Net Recognized Gain (Loss) on Real Estate Investments:
Office properties	$125,879	$—
Hotel property	—	476,599
Net Recognized Gain (Loss) on Real Estate Investments	$125,879	$476,599
Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	$(1,179,179)	$1,123,467
Apartment properties	6,597,881	2,815,220
Retail properties	5,203,865	1,598,996
Net Unrealized Gain (Loss) on Real Estate Investments	10,622,567	5,537,683
Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$10,748,446	$6,014,282

OFFICE PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Recognized/ Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Lisle, IL	$(141,037)	$323,305	$(1,179,179)	$(852,520)	55%	38%
Brentwood, TN #1 (1)	—	15,096	—	—	N/A	N/A
Beaverton, OR (2)	(245,409)	546,941	125,879	1,975,987	N/A	100%
Brentwood, TN #2 (1)	—	17,022	—	—	N/A	N/A
	$(386,446)	$902,364	$(1,053,300)	$1,123,467

(1)	The Brentwood, Tennessee properties were sold on December 12, 2013. The net investment income in 2014 represents post closing accrual write-offs.

(2)	The Beaverton, Oregon property was sold on June 8, 2015.
Net investment income/(loss)
Net investment income attributable to the General Partners’ controlling interest for the Partnership’s office properties was a loss of approximately $0.4 million for the year ended December 31, 2015, which represents a decrease of approximately $1.3 million from the prior year period. The decrease in net investment income is primarily due to lease termination fees paid in 2014 at the property in Lisle, Illinois, and expenses from the sale of the property in Beaverton, Oregon in 2015.
Recognized and Unrealized gain/(loss)
The office properties owned by the Partnership recorded a net recognized and unrealized loss attributable to the General Partners’ controlling interest of approximately $1.1 million for the year ended December 31, 2015, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.1 million from the prior year period. The net unrealized loss attributable to the General Partners’ controlling interest for the year ended December 31, 2015 was primarily due to increased investment rates reflecting market activity at the property in Lisle, Illinois. Partially offsetting the loss was a recognized gain on the sale of the property in Beaverton, Oregon.

APARTMENT PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Raleigh, NC (2)	$—	$(64,926)	$—	$—	N/A	N/A
Austin, TX	1,435,683	1,470,249	2,787,287	41,446	96%	96%
Charlotte, NC	935,383	903,919	923,823	1,032,549	98%	96%
Seattle, WA #1	589,338	523,967	97,912	908,465	95%	83%
Seattle, WA #2	729,934	629,693	2,723,411	832,760	93%	91%
Maplewood, NJ (1)	477,203	—	65,448	—	80%	N/A
	$4,167,541	$3,462,902	$6,597,881	$2,815,220

(1) The Maplewood, New Jersey property was acquired on April 2, 2015.
(2) The Raleigh, North Carolina property was sold on February 25, 2013. The net investment loss in 2014 represents post closing accrual write-offs.
Net investment income/(loss)
Net investment income attributable to the General Partners’ controlling interest for the Partnership’s apartment properties was approximately $4.2 million for the year ended December 31, 2015, which represents an increase of approximately $0.7 million from the prior year period. The increase was primarily due to the acquisition of the apartment complex in Maplewood, New Jersey, increased rents at property #2 in Seattle, Washington, and increased occupancy at property #1 in Seattle, Washington.
Recognized and Unrealized gain/(loss)
The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $6.6 million for the year ended December 31, 2015, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $2.8 million from the prior year period. These gains were primarily due to favorable market leasing assumptions at the properties in Seattle, Washington, Austin, Texas, and Charlotte, North Carolina.

RETAIL PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Hampton, VA	$1,418,163	$1,296,785	$774,336	$1,019,514	96%	95%
Ocean City, MD	914,371	878,464	638,666	341,958	96%	96%
Westminster, MD	1,349,841	1,326,415	1,394,504	1,135,613	100%	100%
Dunn, NC	120,633	22,584	(468,836)	(1,232,496)	26%	48%
Roswell, GA	567,590	518,444	1,153,211	314,679	94%	94%
North Fort Myers, FL	506,480	389,340	694,700	19,728	85%	85%
Norcross, GA	766,010	80,016	1,017,284	—	100%	100%
	$5,643,088	$4,512,048	$5,203,865	$1,598,996
Net investment income
Net investment income attributable to the General Partners’ controlling interest for the Partnership’s retail properties was approximately $5.6 million for the year ended December 31, 2015, which represents an increase of approximately $1.1 million from the prior year period. The increase was largely due to the additional income provided by the property in Norcross, Georgia that was acquired in December 2014 and the property in North Fort Myers, Florida that was acquired in March 2014. Additional increases of $0.2 million were due to decreased operating expenses by the property in Dunn, North Carolina and increased rents at the property in Hampton, Virginia, respectively.
Unrealized gain/(loss)
The retail properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $5.2 million for the year ended December 31, 2015, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.6 million from the prior year period. The net unrealized gain attributable to the General Partners’ controlling interest for the year ended December 31, 2015 was primarily due to favorable market leasing assumptions at the properties in Hampton, Virginia, Ocean City, Maryland, Roswell, Georgia, and Westminster, Maryland. Additional gains were provided by decreased operating expenses and decreased investment rates at the property in North Fort Myers, Florida, as well as appreciation from the property in Norcross, Georgia, which was not held last year. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments.

HOTEL PROPERTY

Year Ended December 31,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Recognized/Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Lake Oswego, OR (1)	$(55,098)	$911,295	$—	$476,599	N/A	N/A

(1) The Lake Oswego, Oregon property was sold on October 29, 2014. The net investment loss in 2015 represents post closing expenses.
Net investment income
Net investment loss attributable to the General Partners’ controlling interest for the Partnership’s hotel property was $0.1 million for the year ended December 31, 2015, which represents a decrease of approximately $1.0 million from the prior year period. The decrease at the property in Lake Oswego, Oregon was a result of the property being sold on October 29, 2014.
Recognized and Unrealized gain/(loss)
The Partnership sold the hotel property on October 29, 2014 and did not record a net unrealized or recognized gain/loss attributable to the General Partners’ controlling interest for the year ended December 31, 2015, compared with a recognized gain attributable to the General Partners’ controlling interest of approximately $0.5 million for the prior year period.
Other
Other net investment expense mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment expense attributable to the General Partners’ controlling interest was approximately $3.3 million for year ended December 31, 2015, which represents an increase of approximately $0.3 million from the prior year period. The increase is primarily due to investment management fees.
(c) Inflation
A majority of the Partnership’s leases with its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “U.S. GAAP”, requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the financial statements of the Real Property Account and the consolidated financial statements of the Partnership may change significantly.
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

In general, fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”, renamed PGIM, Inc. beginning January 1, 2016 ), which is an indirectly owned subsidiary of Prudential Financial, is responsible for assuring that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.
The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them to determine the approximate value for the type of real estate in the market.
Cash equivalents include short-term investments with maturities of three months or less when purchased.
Other Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements of the Real Property Account and the consolidated financial statements of the Partnership and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk – The General Partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 40.50% of its investment portfolio as of December 31, 2015, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.
The table below presents the amounts and related weighted average interest rates of the Partnership’s cash and cash equivalents at December 31, 2015:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$14.4	0.07%
The table below discloses the Partnership’s investment level debt as of December 31, 2015. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt ($ in thousands), including current portion	2016	2017	2018	2019	2020	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	4.56%	4.51%	4.46%	4.43%	4.49%	4.24%	4.45%
Future Annual Principal Payments	$1,153	$1,327	$2,408	$1,680	$1,916	$58,114	$66,598	$66,900
Credit Risk – The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect operating results and liquidity.

Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data are listed in the accompanying Index to the Financial Statements and Supplementary Data on F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2015 is included on Page F-2 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as amended under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015 our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
DIRECTORS
THOMAS J. BALTIMORE, JR.—Director. Chair, Investment Committee; Member, Executive Committee; Member, Finance Committee; Member, Risk Committee. Mr. Baltimore is President, Chief Executive Officer and Trustee, RLJ Lodging Trust, and a director of Duke Realty Corporation and RLJ Lodging Trust. Age 52.
GORDON M. BETHUNE—Director. Member, Corporate Governance and Business Ethics Committee; Member, Compensation Committee. Mr. Bethune is also a director of Honeywell International, Inc. and Sprint Nextel Corporation, and is a managing director of g-b1 Partners. Age 74.
GILBERT F. CASELLAS—Director. Chair, Corporate Governance and Business Ethics Committee; Member, Audit Committee; Member, Executive Committee; Member, Risk Committee. Mr. Casellas is also a Chairman of OMNITRU. Age 63.
JAMES G. CULLEN—Director. Member, Finance Committee; Member, Investment Committee. Mr. Cullen is also a director of Agilent Technologies, Inc., Avinger, Inc., Keysight Technologies, Inc., and NeuStar, Inc. Age 73.
MARK B. GRIER—Director. Vice Chairman of the Board of Prudential Financial, Inc. and The Prudential Insurance Company of America. Age 63.
CONSTANCE J. HORNER—Director. Member, Corporate Governance and Business Ethics Committee; Member, Compensation Committee. Ms. Horner is the former Assistant to the President of the United States and is a director of Ingersoll-Rand Company plc. Age 74.
MARTINA T. HUND-MEJEAN—Director. Member, Audit Committee. Ms. Hund-Mejean is also the Chief Financial Officer of MasterCard Worldwide. Age 55.
KARL J. KRAPEK—Director. Chair, Executive Committee; Chair, Compensation Committee; Chair, Risk Committee. Mr. Krapek is the former President and Chief Operating Officer, United Technologies Corporation, and is a director of Northrop Grumman Corporation. Age 67.

PETER R. LIGHTE–Director. Member, Investment Committee; Member, Corporate Governance and Business Ethics Committee. Mr. Lighte served as Vice Chairman of J.P. Morgan Corporate Bank, China and the founding Chairman of J.P. Morgan Chase Bank China. Age 67.

GEORGE PAZ–Director. Member, Audit Committee. Mr. Paz is Chairman and CEO of Express Scripts Holding Company and a director of Honeywell International Inc. Age 60.
SANDRA PIANALTO – Director. Member, Corporate Governance and Business Ethics Committee; Member, Finance Committee. Ms. Pianalto is the former President and Chief Executive Officer of the Federal Reserve Bank of Cleveland and is a director of Eaton Corporation plc and The J.M. Smucker Company. Age 61.
CHRISTINE A. POON—Director. Chair, Finance Committee; Member, Investment Committee; Member, Executive Committee; Member, Risk Committee. Ms. Poon is a professor at the Fisher College of Business, The Ohio State University and a director of Koninklijke Phillips Electronics NV, Regeneron Pharmaceuticals and The Sherwin-Williams Company. Age 63.
DOUGLAS SCOVANNER—Director. Chair: Audit Committee; Member, Executive Committee; Member, Risk Committee. Mr. Scovanner is the founder and managing member of Comprehensive Financial Strategies, LLC. Age 60.
JOHN R. STRANGFELD, JR.—Director. Chairman, Chief Executive Officer, and President of Prudential Financial Inc. and The Prudential Insurance Company of America. Member, Executive Committee. Age 62.
MICHAEL A. TODMAN–Director. Member, Compensation Committee; Member, Finance Committee. Mr. Todman is a director of Brown-Forman Corporation and Newell Rubbermaid, Inc. Age 58.

THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
PRINCIPAL OFFICERS **
ROBERT M. FALZON—Executive Vice President and Chief Financial Officer, Prudential. Age 56.
MARK B. GRIER—Vice Chairman, Prudential. Age 63.
TIMOTHY P. HARRIS —Executive Vice President and General Counsel, Prudential. Age 55.
BARBARA G. KOSTER—Senior Vice President and Chief Information Officer, Prudential. Age 61.
RICHARD F. LAMBERT—Senior Vice President and Chief Actuary, Prudential. Age 59.
CHARLES F. LOWREY—Executive Vice President and Chief Operating Officer, International Businesses, Prudential. Age 58.
STEPHEN PELLETIER—Executive Vice President and Chief Operating Officer, U.S. Businesses, Prudential. Age 62.
NICHOLAS C. SILITCH—Senior Vice President and Chief Risk Officer, Prudential. Age 54.
SCOTT G. SLEYSTER—Senior Vice President and Chief Investment Officer, Prudential. Age 56.
JOHN R. STRANGFELD—Chairman, Chief Executive Officer and President, Prudential. Age 62.
SHARON C. TAYLOR—Senior Vice President, Human Resources, Prudential. Age 61.
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
The Registrant is an indirect wholly-owned subsidiary of Prudential, which, in turn, is a wholly-owned subsidiary of Prudential Financial. All Directors and Executive Officers of the Registrant are employees and officers of Prudential.
Item 14. Principal Accounting Fees and Services
The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in the definitive proxy statement of Prudential Financial for the Annual Meeting of Shareholders to be held on May 10, 2016, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2015.

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

(c)
The following is a list of Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

3.1	Amended Charter of The Prudential Insurance Company of America, filed by Exhibit to Form S-1, Registration Statement No. 333-158228, filed March 27, 2009, and incorporated herein by reference.

3.2	Amended By-Laws of The Prudential Insurance Company of America, filed by Exhibit to Form S-1, Registration Statement No. 333-158228, filed March 27, 2009, and incorporated herein by reference.

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

4.3
Custom VAL (previously named Adjustable Premium VAL) Life Insurance Contracts with fixed death benefit, filed as Exhibit 1.A(5)(a) in Post-Effective Amendment No. 19 to Form S-6, Registration Statement No. 33-20000, filed April 28, 1997, and incorporated herein by reference.

4.4
Custom VAL (previously named Adjustable Premium VAL) Life Insurance Contracts with variable death benefit, filed as Exhibit 1.A(5)(b) in Post-Effective Amendment No. 19 to Form S-6, Registration Statement No. 33-20000, filed April 28, 1997, and incorporated herein by reference.

4.5
Variable Appreciable Life Insurance Contracts with fixed death benefit, filed as Exhibit 1.A(5)(c) in Post Effective Amendment No. 19 to Form S-6, Registration Statement No. 33-20000, filed April 28, 1997, and incorporated herein by reference.

4.6
Variable Appreciable Life Insurance Contracts with variable death benefit, filed as Exhibit 1.A(5)(d) in Post Effective Amendment No. 19 to Form S-6, Registration Statement No. 33-20000, filed April 28, 1997, and incorporated herein by reference.

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

11.	Not applicable.

12.	Not applicable.

16.	None.

18.	None.

22.	Not applicable.

23.	None.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS -XBRL	Instance Document

101.SCH -XBRL	Taxonomy Extension Schema Document.

101.CAL -XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB -XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE -XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF -XBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and State of New Jersey, on the 10th day of March, 2016.
THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
in respect of
The Prudential Variable Contract Real Property Account
(Registrant)

By:	/s/ Robert M. Falzon
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2016.

Signature	Title

/s/ John R. Strangfeld	Chief Executive Officer, President and Director
John R. Strangfeld

/s/ Robert M. Falzon	Executive Vice President and
Robert M. Falzon	Chief Financial Officer

/s/ Robert D. Axel	Senior Vice President and
Robert D. Axel	Principal Accounting Officer

*/s/ Thomas J. Baltimore, Jr.	Director
Thomas J. Baltimore, Jr.

*/s/ Gordon M. Bethune	Director
Gordon M. Bethune

*/s/ Gilbert F. Casellas	Director
Gilbert F. Casellas

*/s/ James G. Cullen	Director
James G. Cullen

*/s/ Mark B. Grier	Director
Mark B. Grier

*/s/ Constance J. Horner	Director
Constance J. Horner

*/s/ Martina T. Hund-Mejean	Director
Martina T. Hund-Mejean

*/s/ Karl J. Krapek	Director
Karl J. Krapek

*/s/ Sandra Pianalto	Director
Sandra Pianalto

*/s/ Christine A. Poon	Director
Christine A. Poon

*/s/ Douglas Scovanner	Director
Douglas Scovanner

*By:	/s/ Sun-Jin Moon
Sun-Jin Moon (Attorney-in-Fact)

Item 8. Financial Statements and Supplementary Data

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
(Registrant)
All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Management’s Annual Report on Internal Control Over Financial Reporting
Management of The Prudential Insurance Company of America (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2015, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
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
This Annual Report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
March 10, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
The Prudential Insurance Company of America
and the Contract Owners of
The Prudential Variable Contract Real Property Account
In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Account at December 31, 2015 and 2014, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 10, 2016

FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
STATEMENTS OF NET ASSETS
December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$84,380,032	$79,093,169
Net Assets	$84,380,032	$79,093,169
NET ASSETS, representing:
Equity of contract owners	$69,744,715	$65,089,739
Equity of The Prudential Insurance Company of America	14,635,317	14,003,430
	$84,380,032	$79,093,169
Units outstanding	26,861,466	27,271,568
Portfolio shares held	1,910,381	1,954,048
Portfolio net asset value per share	$44.17	$40.48

STATEMENTS OF OPERATIONS
For the years ended December 31, 2015, 2014 and 2013

	December 31, 2015	December 31, 2014	December 31, 2013
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$2,557,161	$2,859,310	$3,788,460
EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	516,043	493,770	466,434
NET INVESTMENT INCOME	2,041,118	2,365,540	3,322,026
NET RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	4,476,829	2,319,656	3,065,453
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	53,008	199,538	59,443
NET GAIN (LOSS) ON INVESTMENTS	4,529,837	2,519,194	3,124,896
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,570,955	$4,884,734	$6,446,922
STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2015, 2014 and 2013

	December 31, 2015	December 31, 2014	December 31, 2013
OPERATIONS
Net investment income	$2,041,118	$2,365,540	$3,322,026
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	4,476,829	2,319,656	3,065,453
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	53,008	199,538	59,443
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	6,570,955	4,884,734	6,446,922
CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(668,585)	(1,480,761)	(875,954)
Net contributions (withdrawals) by The Prudential Insurance Company of America	(615,507)	(1,615,876)	(2,240,215)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(1,284,092)	(3,096,637)	(3,116,169)
TOTAL INCREASE (DECREASE) IN NET ASSETS	5,286,863	1,788,097	3,330,753
NET ASSETS
Beginning of year	79,093,169	77,305,072	73,974,319
End of year	$84,380,032	$79,093,169	$77,305,072
The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2015

Note 1: General
The Prudential Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on November 20, 1986 by resolution of the Board of Directors of The Prudential Insurance Company of America (“Prudential” or the “Company”), as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended. Prudential is a wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). The assets of the Real Property Account are segregated from Prudential’s other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Prudential. These products are Variable Appreciable Life (“PVAL”, “PVAL $100,000+ Face Value”, and “CVAL”), Discovery Plus (“PDISCO+”), and Variable Investment Plan (“VIP”).
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
Note 2: Summary of Significant Accounting Policies
A.    Basis of Accounting
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Real Property Account has evaluated subsequent events through the date these financial statements were issued.
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
Certain prior year unit activity in Note 6 have been reclassified to conform to the current year’s presentation.
B.    Investment in Partnership Interest
The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value. At December 31, 2015 and 2014, the Real Property Account’s share of the general partners' controlling interest of the Partnership was 42.2% or 1,910,381 shares and 42.0% or 1,954,048 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the consolidated financial statements of the Partnership.
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
There were no cash transactions at the Real Property Account level for the years ended December 31, 2015, 2014, and 2013 as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented for the years ended December 31, 2015, 2014, and 2013.

NOTES TO THE FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2015

Note 3: Taxes
Prudential is taxed as a “life insurance company”, as defined by the Internal Revenue Code. The results of operations of the Real Property Account form a part of Prudential Financial’s consolidated federal tax return. Under current federal, state and local law, no federal, state or local income taxes are payable by the Real Property Account. As such, no provision for the tax liability has been recorded in these financial statements. Prudential management will review periodically the status of the policy in the event of changes in the tax law.
Note 4: Net Contributions (Withdrawals) by Contract Owners
Net contributions (withdrawals) by contract owners for the Real Property Account by product for the years ended December 31, 2015, 2014 and 2013 were as follows:

December 31, 2015	VIP & PDISCO+	PVAL & PVAL $100,000+ face value	CVAL	TOTAL
Contract owner net payments	$18,716	$2,721,398	$—	$2,740,114
Policy loans	—	(1,107,759)	—	(1,107,759)
Policy loan repayments and interest	—	1,425,891	—	1,425,891
Surrenders, withdrawals and death benefits	(122,477)	(2,718,901)	—	(2,841,378)
Net transfers from/(to) other subaccounts or fixed rate option	103,422	676,078	—	779,500
Administrative and other charges	(826)	(1,664,127)	—	(1,664,953)
	$(1,165)	$(667,420)	$—	$(668,585)

December 31, 2014	VIP & PDISCO+	PVAL & PVAL $100,000+ face value	CVAL	TOTAL
Contract owner net payments	$28,400	$2,723,767	$—	$2,752,167
Policy loans	—	(1,024,541)	—	(1,024,541)
Policy loan repayments and interest	—	1,121,325	—	1,121,325
Surrenders, withdrawals and death benefits	(329,352)	(2,220,937)	—	(2,550,289)
Net transfers from/(to) other subaccounts or fixed rate option	(41,699)	(104,694)	—	(146,393)
Administrative and other charges	(514)	(1,632,516)	—	(1,633,030)
	$(343,165)	$(1,137,596)	$—	$(1,480,761)

December 31, 2013	VIP & PDISCO+	PVAL & PVAL $100,000+ face value	CVAL	TOTAL
Contract owner net payments	$1,231	$2,837,353	$—	$2,838,584
Policy loans	—	(1,153,852)	—	(1,153,852)
Policy loan repayments and interest	—	1,240,964	—	1,240,964
Surrenders, withdrawals and death benefits	(212,815)	(2,076,985)	—	(2,289,800)
Net transfers from/(to) other subaccounts or fixed rate option	23,009	199,338	—	222,347
Administrative and other charges	(595)	(1,733,602)	—	(1,734,197)
	$(189,170)	$(686,784)	$—	$(875,954)

NOTES TO THE FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2015

Note 5: Partnership Distributions
For the year ended December 31, 2015, the Partnership distributed a total of $5.0 million, which occurred on March 30, 2015. The Real Property Account’s share of this distribution was $1.8 million. During the year ended December 31, 2014, the Partnership distributed $10.0 million, which occurred on March 26, 2014 and September 26, 2014, for $5.0 million each. The Real Property Account’s share of these distributions was $1.8 million each or a total of $3.6 million. During the year ended December 31, 2013, the Partnership distributed $10.0 million, which occurred on March 26, 2013 and December 30, 2013, for $5.0 million each. The Real Property Account’s share of these distributions was $1.8 million each or a total of $3.6 million.
For the years ended December 31, 2015, 2014 and 2013, there were no purchases of the Partnership by the Real Property Account.
Note 6: Unit Activity
All products referred to in Note 1 for outstanding units at December 31, 2015, 2014 and 2013 were as follows:

December 31, 2015
Prudential		Contract Owner
			VIP & PDISCO+	PVAL & PVAL $100,000+ face value	CVAL
Contributions:	958,262	Contributions:	46,565	1,880,453	—
Redemptions:	(1,127,265)	Redemptions:	(48,062)	(2,120,055)	—
December 31, 2014
Prudential		Contract Owner
			VIP & PDISCO+	PVAL & PVAL $100,000+ face value	CVAL
Contributions:	542,788	Contributions:	22,526	1,714,525	—
Redemptions:	(1,099,159)	Redemptions:	(155,858)	(2,117,661)	—
December 31, 2013
Prudential		Contract Owner
			VIP & PDISCO+	PVAL & PVAL $100,000+ face value	CVAL
Contributions:	1,140,321	Contributions:	33,564	2,012,991	—
Redemptions:	(1,966,887)	Redemptions:	(114,002)	(2,270,407)	—

Note 7: Financial Highlights
Prudential sells a number of variable annuity and variable life insurance products. These products have unique combinations of features and fees that are charged against the contract owner’s account balance. Differences in the fee structures result in a variety of unit values, expense ratios and total returns.

The following table was developed by determining which products offered by Prudential have the lowest and highest total expense ratio and reflects contract owner units only. The table may not reflect the minimum and maximum contract charges offered by Prudential as contract owners may not have selected all available and applicable products as discussed in Note 1.

	Units (000’s)	Unit Value Lowest- Highest			Net Assets (000’s)	Investment Income Ratio(1)	Expense Ratio(2) Lowest-Highest			Total Return(3) Lowest-Highest
December 31, 2015	22,071	$2.85437	—	$3.31402	$69,745	3.16%	0.60%	—	1.20%	7.83%	—	8.48%
December 31, 2014	22,313	$2.64710	—	$3.05509	$65,090	3.68%	0.60%	—	1.20%	5.88%	—	6.50%
December 31, 2013	22,850	$2.50018	—	$2.86852	$62,659	5.04%	0.60%	—	1.20%	8.25%	—	8.90%
December 31, 2012	23,187	$2.30961	—	$2.63416	$58,481	4.84%	0.60%	—	1.20%	5.59%	—	6.21%
December 31, 2011	23,371	$2.18743	—	$2.48007	$55,565	4.79%	0.60%	—	1.20%	12.38%	—	13.05%

NOTES TO THE FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2015

Note 7: Financial Highlights (continued)

(1)
This amount represents the contract owners' proportionate share of the net investment income from the underlying Partnership divided by the contract owners average net assets of the Real Property Account. This ratio excludes those expenses, such as mortality risk and expense risk and administrative expenses that result in direct reductions in the unit values.

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

Prudential also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. The table below reflects information for units and assets held by Prudential. Charges for mortality risk and expense risk and administrative expenses are used by Prudential to purchase additional units in its account resulting in no impact to its net assets.

	Units (000’s)	Net Assets (000’s)
December 31, 2015	4,790	$14,635
December 31, 2014	4,959	$14,003
December 31, 2013	5,515	$14,646
December 31, 2012	6,341	$15,493
December 31, 2011	6,702	$15,476

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
B.    Cost of Insurance and Other Related Charges
Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for PVAL and PVAL $100,000 + Face Value are (1) taxes attributable to premiums; and (2) transaction costs which are deducted from each premium payment to cover premium collection and processing costs. Contracts are subject to charges on each basic premium for assuming a guaranteed minimum death benefit risk. This charge compensates Prudential for the risk that an insured may die at a time when the death benefit exceeds the benefit that would have been payable in the absence of a minimum guarantee. These charges are assessed through the redemption of units.
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
December 31, 2015

Note 7: Financial Highlights (continued)
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
Note 9: Fair Value Measurements
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
Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the entity's assumptions about how market participants would price the asset or liability. The Real Property Account’s Level 3 assets consist of the investment in the Partnership, which is based on the Real Property Account’s proportionate interest of the Partnership’s fair value, which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and fair value is based on estimates from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s consolidated financial statements and below. All of the Real Property Account’s assets were classified as Level 3.
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
During the years ended December 31, 2015 and 2014, there were no transfers between Level 1, Level 2, and Level 3.
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

NOTES TO THE FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2015

Note 9: Fair Value Measurements (continued)
Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective level in the fair value hierarchy.

	($ in 000’s)
	Fair value measurements at December 31, 2015
Assets:	Total	Level 1	Level 2	Level 3
Investment in The Prudential Variable Contract Real Property Partnership	$84,380	$—	$—	$84,380

	($ in 000’s)
	Fair value measurements at December 31, 2014
Assets:	Total	Level 1	Level 2	Level 3
Investment in The Prudential Variable Contract Real Property Partnership	$79,093	$—	$—	$79,093
Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014.

($ in 000’s)
December 31, 2015
Beginning balance, January 1, 2015	$79,093
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	4,530
Net investment income from Partnership operations	2,557
Acquisitions, issuances and contributions	—
Dispositions, settlements and distributions	(1,800)
Ending balance, December 31, 2015	$84,380
Unrealized gains (losses) for the year relating to Level 3 assets still held at the reporting date	$4,477

($ in 000’s)
December 31, 2014
Beginning balance, January 1, 2014	$77,305
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	2,519
Net investment income from Partnership operations	2,859
Acquisitions, issuances and contributions	—
Dispositions, settlements and distributions	(3,590)
Ending balance, December 31, 2014	$79,093
Unrealized gains (losses) for the year relating to Level 3 assets still held at the reporting date	$2,320

NOTES TO THE FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2015

Note 10: Subsequent Events

On January 21, 2016, the Partnership sold an office property in Lisle, Illinois. For further information, see Note 13 of the Partnership's consolidated financial statements.

On January 28, 2016, the Partnership leveraged two apartment complexes located in Austin, Texas and Charlotte, North Carolina. For further information, see Note 13 of the Partnership's consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the General Partners of
The Prudential Variable Contract Real Property Partnership:
In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the “Partnership”) at December 31, 2015 and December 31, 2014, and the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 10, 2016

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Partners of
The Prudential Variable Contract Real Property Partnership:
Our audits of the consolidated financial statements referred to in our report dated March 10, 2016 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 10, 2016

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 12/31/2015 - $255,844,718; 12/31/2014 -$240,778,075)	$264,925,433	$235,689,701
CASH AND CASH EQUIVALENTS	14,423,867	32,308,210
OTHER ASSETS, NET	3,497,097	2,947,752
Total assets	$282,846,397	$270,945,663
LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$66,598,081	$70,006,898
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,550,010	1,663,710
DUE TO AFFILIATES	745,769	666,963
OTHER LIABILITIES	809,256	934,145
Total liabilities	70,703,116	73,271,716
COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	200,068,466	188,251,636
NONCONTROLLING INTEREST	12,074,815	9,422,311
Total partners' equity	212,143,281	197,673,947
Total liabilities and partners’ equity	$282,846,397	$270,945,663
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,529,591	4,650,878
GENERAL PARTNERS' SHARE VALUE AT END OF PERIOD	$44.17	$40.48
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
INVESTMENT INCOME:
Revenue from real estate and improvements	$22,380,282	$25,529,132	$28,514,771
Interest income	13,834	17,809	10,992
Total investment income	22,394,116	25,546,941	28,525,763
INVESTMENT EXPENSES:
Operating	3,447,085	5,349,595	6,287,302
Investment management fee	2,822,723	2,567,986	2,529,031
Real estate taxes	2,842,409	2,679,638	2,603,477
Administrative	3,103,510	4,512,902	4,613,032
Interest expense	3,467,345	2,961,914	2,918,051
Total investment expenses	15,683,072	18,072,035	18,950,893
NET INVESTMENT INCOME	6,711,044	7,474,906	9,574,870
RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	12,668,032	13,016,625	46,802,489
Less: Cost of real estate investments sold	14,114,940	11,316,558	45,824,534
Gain (loss) realized from real estate investments sold	(1,446,908)	1,700,067	977,955
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(1,572,787)	1,223,468	834,772
Net gain (loss) recognized on real estate investments sold	125,879	476,599	143,183
Change in unrealized gain (loss) on real estate investments	12,596,301	6,259,179	8,943,638
NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	12,722,180	6,735,778	9,086,821
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$19,433,224	$14,210,684	$18,661,691
Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	$642,660	$645,422	$449,485
Net unrealized gain (loss) attributable to noncontrolling interest	1,973,734	721,496	1,561,006
Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$2,616,394	$1,366,918	$2,010,491
Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	$6,068,384	$6,829,484	$9,125,385
Net recognized gain (loss) attributable to general partners’ controlling interest	125,879	476,599	143,183
Net unrealized gain (loss) attributable to general partners’ controlling interest	10,622,567	5,537,683	7,382,632
Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$16,816,830	$12,843,766	$16,651,200
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2015			2014			2013
	General Partners’ Controlling Interest	Non controlling Interest	Total	General Partners’ Controlling Interest	Non controlling Interest	Total	General Partners’ Controlling Interest	Non controlling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$6,068,384	$642,660	$6,711,044	$6,829,484	$645,422	$7,474,906	$9,125,385	$449,485	$9,574,870
Net recognized and unrealized gain (loss)	10,748,446	1,973,734	12,722,180	6,014,282	721,496	6,735,778	7,525,815	1,561,006	9,086,821
Increase (decrease) in net assets resulting from operations	16,816,830	2,616,394	19,433,224	12,843,766	1,366,918	14,210,684	16,651,200	2,010,491	18,661,691
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions	(5,000,000)	(297,804)	(5,297,804)	(10,000,000)	(1,208,560)	(11,208,560)	(10,000,000)	(119,299)	(10,119,299)
Contributions	—	333,914	333,914	—	—	—	—	1,113,456	1,113,456
Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	36,110	(4,963,890)	(10,000,000)	(1,208,560)	(11,208,560)	(10,000,000)	994,157	(9,005,843)
INCREASE (DECREASE) IN NET ASSETS	11,816,830	2,652,504	14,469,334	2,843,766	158,358	3,002,124	6,651,200	3,004,648	9,655,848
NET ASSETS - Beginning of period	188,251,636	9,422,311	197,673,947	185,407,870	9,263,953	194,671,823	178,756,670	6,259,305	185,015,975
NET ASSETS - End of period	$200,068,466	$12,074,815	$212,143,281	$188,251,636	$9,422,311	$197,673,947	$185,407,870	$9,263,953	$194,671,823
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$19,433,224	$14,210,684	$18,661,691
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(12,722,180)	(6,735,778)	(9,086,821)
Amortization of discount on investment level debt	—	—	2,273
Amortization of deferred financing costs	60,534	45,593	38,673
(Reversal) Provision for allowance for doubtful accounts	26,224	97,225	(10,783)
(Increase) decrease in:
Other assets	(958,604)	1,224,699	(783,751)
Increase (decrease) in:
Accounts payable and accrued expenses	676,114	(1,179,964)	54,629
Due to affiliates	78,806	17,038	(31,184)
Other liabilities	(267,370)	110,081	(19,084)
Net cash flows provided by (used in) operating activities	6,326,748	7,789,578	8,825,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	12,668,032	13,016,625	46,802,489
Acquisition of real estate and improvements	(26,960,255)	(27,578,340)	(20,868,465)
Additions to real estate and improvements	(2,011,142)	(4,457,154)	(3,066,804)
Restricted cash	322,501	—	—
Net cash flows provided by (used in) investing activities	(15,980,864)	(19,018,869)	22,867,220
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to general partners' controlling interest	(5,000,000)	(10,000,000)	(10,000,000)
Proceeds from investment level debt	10,175,000	11,800,000	12,400,000
Principal payments on investment level debt	(13,583,817)	(1,016,861)	(9,953,739)
Contributions from noncontrolling interest	333,914	—	1,113,456
Distributions to noncontrolling interest	(297,804)	(1,208,560)	(119,299)
Security deposits payable	142,480	—	—
Net cash flows provided by (used in) financing activities	(8,230,227)	(425,421)	(6,559,582)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,884,343)	(11,654,712)	25,133,281
CASH AND CASH EQUIVALENTS - Beginning of period	32,308,210	43,962,922	18,829,641
CASH AND CASH EQUIVALENTS - End of period	$14,423,867	$32,308,210	$43,962,922
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

			2015 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	December 31, 2015		December 31, 2014
Property Name	December 31, 2015 Ownership	City, State		Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	92,209	$28,943,348	$6,000,000	$27,964,168	$6,200,000
Summit @ Cornell Oaks	WO	Beaverton , OR	SOLD	—	—	14,072,787	12,500,000
		Offices % as of 12/31/2015	2%	28,943,348	6,000,000	42,036,955	18,700,000
APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,982,297	26,300,000	22,897,489	26,100,000
Broadstone Crossing	WO	Austin, TX	225 Units	23,156,042	30,300,000	23,070,315	27,426,986
Station House Apartments of Maplewood	WO	Maplewood, NJ	50 Units	20,534,552	20,600,000	—	—
Vantage Park	CJV	Seattle, WA	91 Units	21,830,762	30,300,000	21,640,623	25,900,000
1325 N. Wells	CJV	Chicago, IL	NA	6,485,433	6,485,433	—	—
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,852,929	16,100,000	14,676,752	15,000,000
		Apartments % as of 12/31/2015	65%	109,842,015	130,085,433	82,285,179	94,426,986
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,968,928	21,100,000	18,743,265	20,100,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,701,926	33,800,000	25,610,596	32,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,326,055	20,400,000	15,220,559	18,900,000
Publix at Eagle Landing	WO	North Fort Myers, FL	57,840	8,385,572	9,100,000	8,380,272	8,400,000
Harnett Crossing	WO	Dunn, NC	189,143	8,598,045	3,640,000	8,469,209	3,980,000
Peachtree Corners Market	WO	Norcross, GA	42,185	19,282,716	20,300,000	19,282,716	19,282,715
Village Walk	WO	Roswell, GA	88,504	20,796,113	20,500,000	20,749,324	19,300,000
		Retail % as of 12/31/2015	64%	117,059,355	128,840,000	116,455,941	122,562,715

Total Real Estate Investments at Estimated Fair Values as a percentage of General Partners’ Controlling Interest as of December 31, 2015			131%	$255,844,718	$264,925,433	$240,778,075	$235,689,701
WO - Wholly-Owned Investment
CJV - Consolidated Joint Venture

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULES OF INVESTMENTS

	December 31, 2015				December 31, 2014
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				5.7%		17.2%
Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$1,500,000	January, 2016	$1,500,000	$1,500,000	$14,700,000	$14,700,000
Federal Home Loan Bank, 0 coupon bond	10,000,000	January, 2016	10,000,000	10,000,000	5,000,000	5,000,000
Federal Home Loan Bank, 0 coupon bond			—	—	11,000,000	11,000,000
Total Cash Equivalents			$11,500,000	$11,500,000	$30,700,000	$30,700,000
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 1: Organization
On April 29, 1988, The Prudential Variable Contract Real Property Partnership (the “Partnership”), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America (“Prudential”), a wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"), Pruco Life Insurance Company (“Pruco Life”), a wholly-owned subsidiary of Prudential, and Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), a wholly-owned subsidiary of Pruco Life. The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey (collectively the “General Partners”), which own 42.2%, 53.3%, and 4.5%, respectively. The General Partners may make additional daily cash contributions to or withdrawals from the Partnership in accordance with the provisions of the Partnership Agreement.
The Partnership’s policy is to invest at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.
The per share net asset value of the Partnership’s shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated fair value of its assets, principally as described in Notes 2B and 2D below, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2B and 2D below and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.
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
Note 2: Summary of Significant Accounting Policies

A.
Basis of Presentation - The accompanying consolidated financial statements of the Partnership included herein have been prepared in accordance with the requirements of Form 10-K and accounting principles generally accepted in the United States of America that are applicable to investment companies. The consolidated financial statements include wholly-owned entities and those real estate joint ventures in which the Partnership has a controlling interest. All significant intercompany balances and transactions have been eliminated upon consolidation. The Partnership has evaluated subsequent events through March 10, 2016, the date these consolidated financial statements were issued.

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

C.
New Accounting Pronouncements - In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03 Interest-Imputation of Interest (Subtopic 835-30) which requires entities to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. This guidance does not address how debt issuance costs related to line-of-credit arrangements should be presented on the balance sheet or amortized. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 2: Summary of Significant Accounting Policies (continued)

public business entities and fiscal years and interim periods beginning after December 15, 2015. The new guidance must be applied retrospectively, and early adoption is permitted for financial statements that have not been previously issued. The Partnership does not expect the impact of the guidance to have a significant effect on the Partnership’s consolidated financial statements.

In February 2015, FASB issued updated guidance in ASU 2015-02 Consolidation (Topic 810) that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Partnership is currently assessing the impact of the guidance on the Partnership’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, entities may use either a full retrospective or a modified retrospective approach.  Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This new revenue standard applies to sales of real estate assets to customers, such as sales by homebuilders, merchant builders, land developers, condominium sellers and timeshare sellers. Sales of real estate that constitute a business, when those sales are made to customers, are also within the scope of this new standard. Leasing transactions are not within the scope of this new standard. In August 2015, the FASB issued ASU 2015-14 which deferred the original effective date of ASU 2014-09. As a result of the deferral, the guidance in ASU 2014-09 for public business entities is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This new standard is not expected to have a significant impact on the Partnership’s consolidated financial statements.

D.
Real Estate Investments - Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases and tenant relationships at the time of acquisition.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 2: Summary of Significant Accounting Policies (continued)

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise, real estate investments are classified as Level 3 (see Note 4 for detail) under the FASB authoritative guidance for fair value measurements.

As described above, the estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These variances could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2015 and 2014.

E.
Cash and Cash Equivalents - Cash and cash equivalents are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months from the date of acquisition. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of Prudential Financial and are carried at cost plus accrued interest which approximates fair value. In the normal course of business, the Partnership maintains cash and cash equivalents in financial institutions which at times may exceed federally insured limits. The Partnership is subject to credit risk to the extent any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf. The Partnership monitors the financial condition of such financial institutions to minimize credit risk exposure.

F.
Other Assets - Other assets includes both cash for operating and capital expenditures maintained by wholly-owned and consolidated joint ventures, tenant security deposits by both the wholly-owned and consolidated joint ventures, restricted cash for wholly-owned and consolidated joint ventures reserved for future payments of investment level debt, real estate taxes and insurance premiums, as well as, tenant receivables maintained by both wholly-owned and consolidated joint ventures. As of December 31, 2015 and 2014, cash and restricted cash held by wholly-owned and consolidated joint ventures were $1,421,144 and $813,597, respectively. The balances for tenant security deposits held by wholly-owned and consolidated joint ventures were $260,964 and $141,073, respectively, for the same period. The balances for tenant receivables held by wholly-owned and consolidated joint ventures were $773,066 and $448,193, respectively, for the same period, which is shown net of allowance for uncollectible accounts of $44,635 and $43,304, respectively, for the same period.

The Partnership held $35,843 and $47,009 as of December 31, 2015 and 2014, respectively, in escrow accounts for property taxes, insurance and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities.

G.
Investment Level Debt - Investment level debt includes mortgage loans payable on wholly-owned properties and consolidated partnerships and is stated at the principal amount, net of unamortized discount, of the obligations outstanding. At times, the Partnership may assume debt in connection with the purchase of real estate.

H.
Revenue and Expense Recognition - Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Operating expenses are recognized as incurred. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate investments are stated at estimated fair value, net investment income is not reduced by depreciation or amortization expense. Interest expenses are accrued periodically based on the contractual interest rate and terms of the loans. Interest expenses are included in net investment income in the consolidated statements of operations.

I.
Recognized and Unrealized Gains and Losses - Purchases and sales of investments are accounted for on a settlement date basis as of the date on which the transactions close. Realized gains and losses are recorded at the time an investment is sold. The Partnership recognizes a realized gain to the extent that the sales price exceeds the cost of the investment being sold. A realized loss is recognized when the cost exceeds the sales price of the investment being sold. Unrealized gains and losses on investments are recorded as a result of changes in fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 2: Summary of Significant Accounting Policies (continued)

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

Note 3: Disclosure of Supplemental Cash Flow
Cash paid for interest during the years ended December 31, 2015, 2014, and 2013 was $3,406,811, $2,916,321 and $2,832,457, respectively.

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
During the years ended December 31, 2015 and 2014, there were no transfers between Level 1 and Level 2.
Please refer to Note 2D for discussion of valuation methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 4: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.
Table 1

	(in 000’s)
	Fair value measurements at December 31, 2015 using
Assets:	Cost at December 31, 2015	Amounts measured at fair value December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$255,845	$264,925	$—	$—	$264,925
Cash equivalents	11,500	11,500	11,500	—	—
Total	$267,345	$276,425	$11,500	$—	$264,925

	(in 000’s)
	Fair value measurements at December 31, 2014 using
Assets:	Cost at December 31, 2014	Amounts measured at fair value December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$240,778	$235,690	$—	$—	$235,690
Cash equivalents	30,700	30,700	30,700	—	—
Total	$271,478	$266,390	$30,700	$—	$235,690

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 4: Fair Value Measurements (continued)
Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014.
Table 2
(in 000’s)
Fair value measurements using significant unobservable inputs
(Level 3)

Real estate and improvements
Beginning balance, January 1, 2015	$235,690
Net gains (losses) recognized/unrealized included in earnings (or changes in net assets)	12,722
Acquisitions, issuances and contributions	29,181
Dispositions, settlements and distributions	(12,668)
Ending balance, December 31, 2015	$264,925
Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$12,596

(in 000’s)
Fair value measurements using significant unobservable inputs
(Level 3)

Real estate and improvements
Beginning balance, January 1, 2014	$210,100
Net gains (losses) recognized/unrealized included in earnings (or changes in net assets)	6,736
Acquisitions, issuances and contributions	31,871
Dispositions, settlements and distributions	(13,017)
Ending balance, December 31, 2014	$235,690
Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$6,259
Fair Value of Financial Instruments Carried at Cost:
The Partnership’s investment level debt on wholly-owned properties and consolidated partnerships has an estimated fair value of approximately $66.9 million and a carrying value (amortized cost) of $66.6 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value of investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.
The fair value of other assets, accounts payable and accrued expenses, due to affiliates and other liabilities approximates their carrying value due to the short-term nature of these financial instruments, and therefore would be considered as Level 2 under the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 4: Fair Value Measurements (continued)
Quantitative Information Regarding Level 3 Assets:
The tables below represent quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement.

	As of December 31, 2015
	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$130,085	6	Discounted cash flow	Exit capitalization rate	4.75% - 6.25% (5.31%)
				Discount rate	6.00% - 7.50% (6.54%)
Office	6,000	1	Discounted cash flow	Exit capitalization rate	8.75%
				Discount rate	10.25%
Retail	128,840	7	Discounted cash flow	Exit capitalization rate	6.00% - 10.00% (6.65%)
				Discount rate	6.25% - 11.00% (7.17%)
	$264,925

	As of December 31, 2014
	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$94,427	4	Discounted cash flow	Exit capitalization rate	5.00% - 6.25% (5.49%)
				Discount rate	6.75% - 7.75% (7.12%)
Office	18,700	2	Discounted cash flow	Exit capitalization rate	7.50% - 9.00% (8.00%)
				Discount rate	8.25% - 9.25% (8.58%)
Retail	122,563	7	Discounted cash flow	Exit capitalization rate	6.50% - 10.00% (7.36%)
				Discount rate	7.00% - 11.00% (7.89%)
	$235,690

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 5: Investment Level Debt
Investment level debt includes mortgage loans payable as summarized below (in 000’s):

	As of December 31, 2015		As of December 31, 2014	As of December 31, 2015
	100% Principal Balance Outstanding	(Unaudited) Partnership’s Share of Principal Balance Outstanding [1]	100% Principal Balance Outstanding	Interest Rate [2]	Maturity Date	Terms [3]
Mortgages of Wholly-Owned Properties & Consolidated Partnerships
Hampton, VA	$2,719	$2,719	$3,510	6.75%	2018	PP, P&I
Ocean City, MD	17,804	11,471	18,097	5.49%	2021	P&I
Roswell, GA	—	—	12,500	—%	2015	I
Seattle, WA	13,500	11,475	13,500	4.15%	2022	P&I
Seattle, WA	12,400	9,801	12,400	3.84%	2023	P&I
Norcross, GA	10,000	10,000	10,000	3.85%	2025	P&I
Maplewood, NJ	10,175	10,175	—	3.42%	2025	I
Total	$66,598	$55,641	$70,007

1.
Represents the Partnership’s interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the investment were liquidated at December 31, 2015. It does not represent the Partnership’s legal obligation.

2.
The Partnership’s weighted average interest rate was 4.15% and 4.66% at December 31, 2015 and 2014, respectively. The weighted average interest rates were calculated using the Partnership’s annual interest expense for each loan (derived using the same percentage as that in (1) above) divided by the Partnership’s share of total debt.

3.	Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest (principle payments during term)
As of December 31, 2015, principal amounts of mortgage loans payable on wholly-owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)
2016	$1,153
2017	1,327
2018	2,408
2019	1,680
2020	1,916
Thereafter	58,114
Total Principal Balance Outstanding	$66,598
The mortgage loans payable of wholly-owned properties and consolidated partnerships are collateralized by real estate investments with an estimated fair value of $152.4 million.
Note 6: Financing, Covenant and Repayment Risks
In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 6: Financing, Covenant and Repayment Risks (continued)
representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2015 and 2014, the Partnership had no outstanding matured loans.
A decline in market value of the Partnership’s assets may also have particular adverse consequences in instances where the Partnership borrowed money based on the fair value of specific assets. A decrease in market value of these assets may result in the lender requiring the Partnership to post additional collateral or otherwise repay these loans.
In the event the Partnership’s current investment obligations are not refinanced or extended when they become due and/or the Partnership is required to repay such borrowings and obligations, management anticipates that the repayment of these obligations will be provided by operating cash flow, new debt refinancing and real estate investment sales.
Note 7: Concentration of Risk on Real Estate Investments
Concentration of risk on real estate investments represents the risk associated with investments that are concentrated in certain geographic regions and industries. The Partnership mitigates this risk by diversifying its investments in various regions and different types of real estate investments. Please refer to the consolidated schedules of real estate investments for the Partnership’s diversification on the types of real estate investments.
At December 31, 2015, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established National Council of Real Estate Investment Fiduciaries (NCREIF) regions is as follows:

Region	Estimated Fair Value (in 000’s)	Region %
East North Central: IL	$12,485	4.71%
Mideast: NC, VA, MD	95,040	35.87%
Northeast: NJ	20,600	7.78%
Pacific: WA	56,600	21.36%
Southeast: GA, FL	49,900	18.84%
Southwest: TX	30,300	11.44%
Total	$264,925	100.00%
The allocations above are based on 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures. The Partnership has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 15% of the rental income of the Partnership.
Note 8: Leasing Activity
The Partnership, directly or through wholly-owned subsidiaries and joint ventures, leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from January 1, 2016 to August 31, 2032. At December 31, 2015, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly-owned and consolidated joint venture properties by year are as follows (excluding apartment leases):

Note 8: Leasing Activity (continued)

Year Ending December 31,	(in 000’s) *
2016	$9,830
2017	9,112
2018	7,652
2019	5,720
2020	4,501
Thereafter	23,121
Total	$59,936

* Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

Note 9: Commitments and Contingencies
The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a significant effect on the financial position and results of operations of the Partnership.
The Partnership has private real estate debt and equity investments for which it is contractually obligated to fund additional capital after its initial investments as well as those in which capital is provided without being contractually obligated to do so. Such additional capital is generally provided in the ordinary course of business to fund recurring and non-recurring capital improvement activities of underlying real estate investments. For the years ended December 31, 2015 and 2014, the Partnership funded approximately $0 and $922,191, respectively, in satisfaction of contractual obligations on committed capital. The Partnership does not typically provide material non-contractual financial support to investees.
As of December 31, 2015, the Partnership share of unfunded debt obligations related to real estate and improvements was $12.0 million. Additionally, the Partnership has no equity commitments to fund properties under development.
Note 10: Related Party Transactions
Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2015, 2014 and 2013, management fees incurred by the Partnership were $2.8 million, $2.6 million and $2.5 million, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2015, 2014 and 2013 were $53,628, $14,307 and $0, respectively, and are classified as administrative expenses in the consolidated statements of operations.
Note 11: Share Values and Shares Outstanding
The share value and shares outstanding at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Share Value	$44.17	$40.48
Shares Outstanding	4,529,591	4,650,878

The capital share transactions for each year are as follows:

Beginning of Year	4,650,878	4,907,883
Distributions	(121,287)	(257,005)
End of Year	4,529,591	4,650,878

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 12: Financial Highlights

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
Per Share (Unit) Operating Performance:
Net asset value attributable to general partners’ controlling interest, beginning of period	$40.48	$37.78	$34.49	$32.27	$28.38
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	1.95	1.97	2.30	2.08	1.86
Investment management fee attributable to general partners’ controlling interest	(0.62)	(0.54)	(0.50)	(0.47)	(0.42)
Net recognized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	2.36	1.27	1.49	0.61	2.45
Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	3.69	2.70	3.29	2.22	3.89
Net asset value attributable to general partners’ controlling interest, end of period	$44.17	$40.48	$37.78	$34.49	$32.27
Total return attributable to general partners’ controlling interest, before management fee (a):	10.72%	8.62%	11.10%	8.36%	15.25%
Total return attributable to general partners’ controlling interest, after management fee (a):	9.12%	7.14%	9.57%	6.86%	13.71%
Ratios/Supplemental Data:
Net assets attributable to general partners’ controlling interest, end of period (in millions)	$200	$188	$185	$179	$172
Ratios to average net assets for the period ended (b):
Management fees	1.48%	1.39%	1.41%	1.42%	1.40%
Other portfolio level expenses	0.26%	0.22%	0.26%	0.26%	0.26%
Total portfolio level expenses	1.74%	1.61%	1.67%	1.68%	1.66%
Net investment income, before management fee	4.68%	5.10%	6.51%	6.30%	6.22%
Net investment income, after management fee	3.19%	3.70%	5.10%	4.88%	4.82%

(a)	Total return, before/after management fee, is calculated by geometrically linking quarterly returns which are calculated using the formula below:
Net Investment Income before/after Management Fee + Net Recognized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
December 31, 2015

Note 13: Subsequent Events

Effective January 4, 2016, Prudential Investment Management, Inc. has changed its name to PGIM, Inc.

On January 21, 2016, the Partnership sold an office building located in Lisle, Illinois for a selling price of $6,000,000.

On January 28, 2016, the Partnership leveraged two apartment complexes located in Austin, Texas and Charlotte, North Carolina in the amount of $26,815,000.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
DECEMBER 31, 2015

		Initial Costs to the Partnership		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2015
Description	Encumbrances at 12/31/2015	Land	Building & Improvements		Land	Building & Improvements	2015 Sales	Total	Year of Construction	Date Acquired
Properties:
Office Building Lisle, IL	None	$1,780,000	$15,743,881	$11,419,467	$2,112,272	$26,831,076	$—	$28,943,348	1985	Apr., 1988
Office Building Beaverton, OR	None	816,415	9,897,307	3,401,218	845,887	13,269,053	(14,114,940)	—	1995	Dec., 1996
Retail Shopping Center Hampton, VA	$2,719,246	2,339,100	12,767,956	3,861,872	4,839,418	14,129,510	—	18,968,928	1998	May, 2001
Retail Shopping Center Westminster, MD	None	3,031,735	9,326,605	2,967,715	3,031,735	12,294,320	—	15,326,055	2005	June, 2006
Retail Shopping Center Ocean City, MD	17,803,835	1,517,099	8,495,039	15,689,788	1,524,555	24,177,371	—	25,701,926	1986	Nov., 2002
Garden Apartments Austin, TX	None	2,577,097	20,125,169	453,776	2,602,586	20,553,456	—	23,156,042	2007	May, 2007
Retail Shopping Center Dunn, NC	None	586,500	5,372,344	2,639,201	385,560	8,212,485	—	8,598,045	1984	Aug., 2007
Garden Apartments Charlotte, NC	None	1,350,000	12,184,750	1,318,179	1,366,328	13,486,601	—	14,852,929	1998	Sep., 2007
Garden Apartments Seattle, WA	13,500,000	4,252,500	18,071,707	658,090	4,723,968	18,258,329	—	22,982,297	2004	Jun., 2012
Retail Shopping Center Roswell, GA	None	2,062,908	18,566,167	167,038	3,200,000	17,596,113	—	20,796,113	2005	Sep., 2012
Apartment Seattle, WA	12,400,000	5,005,000	15,863,465	962,297	5,005,000	16,825,762	—	21,830,762	2000	Mar., 2013
Retail Shopping Center N. Fort Myers, FL	None	824,400	7,471,224	89,948	824,400	7,561,172	—	8,385,572	2014	Mar., 2014
Retail Shopping Center Norcross, GA	10,000,000	3,000,000	16,282,716	—	3,000,000	16,282,716	—	19,282,716	2014	Dec., 2014
Garden Apartments Maplewood, NJ	10,175	3,000,000	17,474,822	59,730	3,000,000	17,534,552	—	20,534,552	2014	Apr., 2015
Apartment Chicago, IL	None	4,905,280	1,580,153	—	4,905,280	1,580,153	—	6,485,433	2015	Nov., 2015
	$66,598,081	$37,048,034	$189,223,305	$43,688,319	$41,366,989	$228,592,669	$(14,114,940)	$255,844,718

	2015	2014	2013
Balance at beginning of year	$240,778,075	$220,224,084	$241,855,397
Additions:
Acquisitions and Improvements	29,181,583	31,870,549	24,193,221
Deletions:
Sales	(14,114,940)	(11,316,558)	(45,824,534)
Balance at end of year	$255,844,718	$240,778,075	$220,224,084