Form 10-Q
period 2016-06-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2016-08-11
CIK 846581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
UNAUDITED INTERIM FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$86,144,912	$84,380,032
Net Assets	$86,144,912	$84,380,032
NET ASSETS, representing:
Equity of contract owners	$70,649,951	$69,744,715
Equity of The Prudential Insurance Company of America	15,494,961	14,635,317
	$86,144,912	$84,380,032
Units outstanding	26,968,937	26,861,466
Portfolio shares held	1,910,381	1,910,381
Portfolio net asset value per share	$45.09	$44.17

STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2016 and 2015

	Six Months Ended		Three Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$1,221,320	$1,208,305	$598,338	$644,456
EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	271,307	251,076	136,596	126,799
NET INVESTMENT INCOME	950,013	957,229	461,742	517,657
NET RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	651,944	963,221	65,984	25,269
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	(108,384)	53,008	—	53,008
NET GAIN (LOSS) ON INVESTMENTS	543,560	1,016,229	65,984	78,277
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,493,573	$1,973,458	$527,726	$595,934

STATEMENTS OF CHANGES IN NET ASSETS
For the three and six months ended June 30, 2016 and 2015

	Six Months Ended		Three Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
OPERATIONS
Net investment income	$950,013	$957,229	$461,742	$517,657
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	651,944	963,221	65,984	25,269
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	(108,384)	53,008	—	53,008
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	1,493,573	1,973,458	527,726	595,934
CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(283,267)	(1,003,206)	(318,258)	(542,069)
Net contributions (withdrawals) by The Prudential Insurance Company of America	554,574	(545,851)	454,854	668,868
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	271,307	(1,549,057)	136,596	126,799
TOTAL INCREASE (DECREASE) IN NET ASSETS	1,764,880	424,401	664,322	722,733
NET ASSETS
Beginning of period	84,380,032	79,093,169	85,480,590	78,794,837
End of period	$86,144,912	$79,517,570	$86,144,912	$79,517,570

The accompanying notes are an integral part of these financial statements.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2016

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

The Unaudited Interim Financial Statements as of June 30, 2016 and the statement of net assets as of December 31, 2015, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.

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

The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value measured using the Partnership's net asset value as a practical expedient. At June 30, 2016 and December 31, 2015, the Real Property Account’s share of the general partners' controlling interest of the Partnership was 42.2% or 1,910,381 shares and 42.2% or 1,910,381 shares, respectively.

C.	Income Recognition

Net investment income or loss, and recognized and unrealized gains and losses are allocated based upon the monthly average net assets for the investment in the Partnership. Amounts are based on the Real Property Account’s proportionate interest in the Partnership.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2016

Note 2: Summary of Significant Accounting Policies (continued)

D.	Equity of The Prudential Insurance Company of America
Prudential maintains a position in the Real Property Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners’ accounts or the related unit values.
There were no cash transactions at the Real Property Account level for the six months ended June 30, 2016 and 2015 as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented for the six months ended June 30, 2016 and 2015.

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

B.	Cost of Insurance and Other Related Charges

Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for PVAL and PVAL $100,000 + Face Value are: (1) taxes attributable to premiums; and (2) transaction costs which are deducted from each premium payment to cover premium collection and processing costs. Contracts are subject to charges on each basic premium for assuming a guaranteed minimum death benefit risk. This charge compensates Prudential for the risk that an insured may die at a time when the death benefit exceeds the benefit that would have been payable in the absence of a minimum guarantee. These charges are assessed through the redemption of units.

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
June 30, 2016

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

Note 5: Net Contributions (Withdrawals) by Contract Owners

Net contributions (withdrawals) by contract owners for the Real Property Account by product for the three and six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
PVAL/PVAL $100,000+ Face Value/CVAL	$(62,542)	$(962,657)
PDISCO+/VIP	(220,725)	(40,549)
TOTAL	$(283,267)	$(1,003,206)

	Three Months Ended June 30,
	2016	2015
PVAL/PVAL $100,000+ Face Value/CVAL	$(105,106)	$(524,997)
PDISCO+/VIP	(213,152)	(17,072)
TOTAL	$(318,258)	$(542,069)

Note 6: Partnership Distributions

For the six months ended June 30, 2016, the Partnership made no distribution. For the six months ended June 30, 2015, the Partnership distributed a total of $5.0 million, which occurred on March 30, 2015. The Real Property Account’s share of this distribution was $1.8 million.

For the six months ended June 30, 2016 and 2015, there were no purchases of the Partnership by the Real Property Account.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
Units Outstanding:	26,968,937			26,861,466
Unit Value:	$2.89685	to	$3.37325	$2.85437	to	$3.31402

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2016

Note 8: Financial Highlights

The range of total return for the three and six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016			2015
Total Return	1.49%	to	1.79%	2.23%	to	2.53%

	Three Months Ended June 30,
	2016			2015
Total Return	0.48%	to	0.63%	0.62%	to	0.77%

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

Note 10: Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Real Property Account values its investment in the Partnership using the net asset value provided by the Partnership as a practical expedient. Effective January 1, 2016, the Real Property Account adopted Accounting Standards Update (“ASU”) 2015-07 Fair Value Measurement (Topic 820): Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to classify the investment in the Partnership in the fair value hierarchy. As a result, certain tables and additional disclosures related to the leveling of assets and liabilities are no longer applicable. ASU 2015-07 was applied retrospectively to all periods presented.
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
The Real Property Account had no unfunded capital commitments as of June 30, 2016.

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016(Unaudited)	December 31, 2015
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 06/30/2016 -- $229,471,724; 12/31/2015 -- $255,844,718)	$263,086,513	$264,925,433
CASH AND CASH EQUIVALENTS	47,310,798	14,423,867
OTHER ASSETS, NET	2,688,978	2,925,378
Total assets	$313,086,289	$282,274,678
LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT (net of deferred financing costs:
6/30/2016 -- $1,122,195; 12/31/2015 -- $571,719)	$92,421,758	$66,026,362
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,823,578	2,550,010
DUE TO AFFILIATES	800,999	745,769
OTHER LIABILITIES	584,501	809,256
Total liabilities	96,630,836	70,131,397
COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	204,253,067	200,068,466
NONCONTROLLING INTEREST	12,202,386	12,074,815
Total partners' equity	216,455,453	212,143,281
Total liabilities and partners’ equity	$313,086,289	$282,274,678
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,529,591	4,529,591
GENERAL PARTNERS' SHARE VALUE AT END OF PERIOD	$45.09	$44.17
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
INVESTMENT INCOME:
Revenue from real estate and improvements	$11,103,207	$10,915,095	$5,600,394	$5,602,066
Interest income	31,706	7,099	9,626	2,298
Total investment income	11,134,913	10,922,194	5,610,020	5,604,364
INVESTMENT EXPENSES:
Operating	1,585,997	1,759,245	826,168	882,797
Investment management fee	1,564,226	1,378,984	800,998	701,488
Real estate taxes	1,371,334	1,315,210	692,076	641,144
Administrative	1,601,903	1,591,288	777,459	821,025
Interest expense	1,758,335	1,695,680	904,782	865,019
Total investment expenses	7,881,795	7,740,407	4,001,483	3,911,473
NET INVESTMENT INCOME (LOSS)	3,253,118	3,181,787	1,608,537	1,692,891
RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	5,743,019	12,668,032	—	12,668,032
Less: Cost of real estate investments sold	28,943,348	14,114,940	—	14,114,940
Gain (loss) realized from real estate investments sold	(23,200,329)	(1,446,908)	—	(1,446,908)
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(22,943,347)	(1,572,787)	—	(1,572,787)
Net gain (loss) recognized on real estate investments sold	(256,982)	125,879	—	125,879
Change in unrealized gain (loss) on real estate investments	1,590,731	2,895,611	153,569	364,119
Change in unrealized gain (loss) on interest rate cap	649	—	(5,174)	—
Net unrealized gain (loss) on investments	1,591,380	2,895,611	148,395	364,119
NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	1,334,398	3,021,490	148,395	489,998
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,587,516	$6,203,277	$1,756,932	$2,182,889
Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	$357,318	$312,386	$189,852	$164,392
Net unrealized gain (loss) attributable to noncontrolling interest	45,597	603,156	(8,055)	304,869
Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$402,915	$915,542	$181,797	$469,261
Amounts attributable to general partners’ controlling interest:
Net investment income (loss) attributable to general partners' controlling interest	$2,895,800	$2,869,401	$1,418,685	$1,528,499
Net recognized gain (loss) attributable to general partners' controlling interest	(256,982)	125,879	—	125,879
Net unrealized gain (loss) attributable to general partners' controlling interest	1,545,783	2,292,455	156,450	59,250
Net increase (decrease) in net assets resulting from operations attributable to general partners' controlling interest	$4,184,601	$5,287,735	$1,575,135	$1,713,628
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Six Months Ended June 30,
	2016			2015
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$2,895,800	$357,318	$3,253,118	$2,869,401	$312,386	$3,181,787
Net recognized and unrealized gain (loss)	1,288,801	45,597	1,334,398	2,418,334	603,156	3,021,490
Increase (decrease) in net assets resulting from operations	4,184,601	402,915	4,587,516	5,287,735	915,542	6,203,277
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions	—	(275,344)	(275,344)	(5,000,000)	(63,681)	(5,063,681)
Increase (decrease) in net assets resulting from capital transactions	—	(275,344)	(275,344)	(5,000,000)	(63,681)	(5,063,681)
INCREASE (DECREASE) IN NET ASSETS	4,184,601	127,571	4,312,172	287,735	851,861	1,139,596
NET ASSETS - Beginning of period	200,068,466	12,074,815	212,143,281	188,251,636	9,422,311	197,673,947
NET ASSETS - End of period	$204,253,067	$12,202,386	$216,455,453	$188,539,371	$10,274,172	$198,813,543
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase (decrease) in net assets resulting from operations	$4,587,516	$6,203,277
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(1,334,398)	(3,021,490)
Amortization of deferred financing costs	18,670	33,374
Bad debt expense	8,725	1,070
(Increase) decrease in:
Other assets	484,658	(290,698)
Increase (decrease) in:
Accounts payable and accrued expenses	66,048	503,880
Due to affiliates	55,230	47,933
Other liabilities	(167,103)	(305,871)
Net cash flows provided by (used in) operating activities	3,719,346	3,171,475
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	5,743,019	12,668,032
Acquisition of real estate and improvements	—	(20,490,522)
Additions to real estate and improvements	(2,362,834)	(764,067)
Restricted cash	(256,330)	—
Net cash flows provided by (used in) investing activities	3,123,855	(8,586,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(567,708)	(534,776)
Proceeds from investment level debt	27,513,580	10,175,000
Payment of deferred financing costs	(569,146)	—
Distributions to general partners' controlling interest	—	(5,000,000)
Distributions to noncontrolling interest	(275,344)	(63,681)
Security deposits payable	(57,652)	—
Net cash flows provided by (used in) financing activities	26,043,730	4,576,543
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,886,931	(838,539)
CASH AND CASH EQUIVALENTS - Beginning of period	14,423,867	32,308,210
CASH AND CASH EQUIVALENTS - End of period	$47,310,798	$31,469,671
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

			2016 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	June 30, 2016 (Unaudited)		December 31, 2015
Property Name	June 30, 2016 Ownership	City, State		Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville Road	WO	Lisle, IL	Sold	$—	$—	$28,943,348	$6,000,000
		Offices % as of 6/30/16	—%	—	—	28,943,348	6,000,000
APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	23,019,334	27,000,000	22,982,297	26,300,000
Broadstone Crossing	WO	Austin, TX	225 Units	23,278,617	30,400,000	23,156,042	30,300,000
Vantage Park	CJV	Seattle, WA	91 Units	21,887,253	29,700,000	21,830,762	30,300,000
Station House Apartments of Maplewood	WO	Maplewood, NJ	50 Units	20,534,552	20,200,000	20,534,552	20,600,000
1325 N. Wells	CJV	Chicago, IL	N/A	7,176,513	7,176,513	6,485,433	6,485,433
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,966,664	16,700,000	14,852,929	16,100,000
		Apartments % as of 6/30/16	64%	110,862,933	131,176,513	109,842,015	130,085,433
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	19,682,299	20,600,000	18,968,928	21,100,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,783,770	34,500,000	25,701,926	33,800,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,326,055	20,600,000	15,326,055	20,400,000
Village Walk	WO	Roswell, GA	88,504	20,796,113	20,600,000	20,796,113	20,500,000
Harnett Crossing	WO	Dunn, NC	189,143	9,337,366	5,510,000	8,598,045	3,640,000
Peachtree Corners Market	WO	Norcross, GA	42,185	19,282,716	20,700,000	19,282,716	20,300,000
Publix at Eagle Landing	WO	North Fort Myers, FL	57,840	8,400,472	9,400,000	8,385,572	9,100,000
		Retail % as of 6/30/16	65%	118,608,791	131,910,000	117,059,355	128,840,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of June 30, 2016			129%	$229,471,724	$263,086,513	$255,844,718	$264,925,433
WO - Wholly-Owned Investment
CJV - Consolidated Joint Venture
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF INVESTMENTS

	June 30, 2016 (Unaudited)				December 31, 2015
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH EQUIVALENTS - Percentage of General Partners' Controlling Interest				—%		5.7%
Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$—		$—	$—	$10,000,000	$10,000,000
Federal Home Loan Bank, 0 coupon bond	—		—	—	1,500,000	1,500,000
Total Cash Equivalents			$—	$—	$11,500,000	$11,500,000
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2016
(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.
Basis of Presentation - The consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been made. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2015. The Partnership has evaluated subsequent events through August 11, 2016, the date these consolidated financial statements were available to be issued. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (collectively, the “General Partners”).

As a result of adopting Accounting Standards Update (“ASU”) 2015-03, as of December 31, 2015 the Partnership reclassified $571,719 of deferred financing costs from other assets to investment level debt. The new guidance was applied retrospectively. The Partnership's adoption of the guidance did not have a significant effect on the Partnership's consolidated financial statements.

B.
New Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance in ASU 2016-02 Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Partnership is currently assessing the impact of the guidance on the Partnerships’ consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, entities may use either a full retrospective or a modified retrospective approach. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new revenue standard applies to sales of real estate assets to customers, such as sales by homebuilders, merchant builders, land developers, condominium sellers and timeshare sellers. Sales of real estate that constitute a business, when those sales are made to customers, are also within the scope of this new standard. Leasing transactions are not within the scope of this new standard. In August 2015, the FASB issued ASU 2015-14 which deferred the original effective date of ASU 2014-09. As a result of the deferral, the guidance in ASU 2014-09 for public business entities is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. This new standard is not expected to have a significant impact on the Partnership’s consolidated financial statements.

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
June 30, 2016
(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

In February 2015, the FASB issued updated guidance in ASU 2015-02 Consolidation (Topic 810) that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this accounting guidance did not have a material impact on the Partnership’s consolidated financial statements.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid for interest during the six months ended June 30, 2016 and 2015 was $1,731,175 and $1,662,306, respectively.

As of June 30, 2016, $2,362,834 was paid for additions to real estate and improvements, which includes $691,080 related to 1325 North Wells’ development.

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with the FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximate value for the type of real estate in the market. In general, the inputs used in the appraisal process are unobservable; therefore, unless indicated otherwise, real estate investments are classified as Level 3 under the FASB authoritative guidance for fair value measurements.

Cash equivalents include short-term investments with maturities of three months or less when purchased. Short-term investments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. See below for a description of the levels of the fair value hierarchy.

Interest rate caps are recorded at fair value which is determined using discounted cash flow models. The models’ key assumptions include the contractual terms of the contract, along with significant observable inputs, including interest rates, liquidity, credit spreads and other factors including nonperformance risk as well as that of counterparties. These derivatives are traded in the over-the-counter ("OTC") market and are classified within Level 2 in the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2016
(Unaudited)

Note 3: Fair Value Measurements (continued)

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

During the six months ended June 30, 2016 and 2015 and year ended December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.

		(in 000’s)
		Fair value measurements at June 30, 2016 using
Assets:	Cost at June 30, 2016	Amounts measured at fair value June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$229,472	$263,087	$—	$—	$263,087
Interest rate cap	—	1	—	1	—
Total	$229,472	$263,088	$—	$1	$263,087

		(in 000’s)
		Fair value measurements at December 31, 2015 using
Assets:	Cost at December 31, 2015	Amounts measured at fair value December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$255,845	$264,925	$—	$—	$264,925
Cash equivalents	11,500	11,500	11,500	—	—
Total	$267,345	$276,425	$11,500	$—	$264,925

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2016
(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015.

(in 000's)
Fair value measurements using significant unobservable
inputs for the six months ended June 30, 2016
(Level 3)
Real estate and improvements
Beginning balance, January 1, 2016	$264,925
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	1,334
Acquisitions, issuances and contributions	2,571
Dispositions, settlements and distributions	(5,743)
Ending balance, June 30, 2016	$263,087
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$1,591

(in 000's)
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
June 30, 2016
(Unaudited)

Note 3: Fair Value Measurements (continued)

(in 000's)
Fair value measurements using significant unobservable
inputs for the three months ended June 30, 2016
(Level 3)
Real estate and improvements
Beginning balance, April 1, 2016	$261,586
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	154
Acquisitions, issuances and contributions	1,347
Dispositions, settlements and distributions	—
Ending balance, June 30, 2016	$263,087
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$154

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
June 30, 2016
(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The tables below represent quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement.

	As of June 30, 2016
Category	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$131,177	5	Discounted cash flow	Exit capitalization rate	5.00% - 6.25% (5.29%)
				Discount rate	6.25% - 7.50% (6.66%)
		1	Market Value *
Retail	131,910	7	Discounted cash flow	Exit capitalization rate	5.75% - 9.50% (6.74%)
				Discount rate	6.25% - 10.50% (7.26%)
	$263,087

	As of December 31, 2015
Category	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$130,085	5	Discounted cash flow	Exit capitalization rate	4.75% - 6.25% (5.31%)
				Discount rate	6.00% - 7.50% (6.54%)
		1	Market Value *
Office	6,000	1	Discounted cash flow	Exit capitalization rate	8.75%
				Discount rate	10.25%
Retail	128,840	7	Discounted cash flow	Exit capitalization rate	6.00% - 10.00% (6.65%)
				Discount rate	6.25% - 11.00% (7.17%)
	$264,925

* The market value approach represents assets/liabilities in which estimated fair value represents subjective estimates by management based on the investment's specific facts and circumstances. For example, development assets and recent acquisitions may heavily weight investment cost while pending sales may heavily weight negotiated sales prices in the related fair value estimates.
Fair Value of Financial Instruments Carried at Cost:

The Partnership’s financial instruments include cash and cash equivalents, accounts payable, accrued expenses and mortgages. The carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their fair value due to the instruments’ short-term nature. As of June 30, 2016 and December 31, 2015, the Partnership’s mortgages on wholly-owned properties and consolidated joint ventures have an estimated fair value of approximately $93.9 million and $66.9 million, respectively, and an outstanding principal balance of $93.5 million and $66.6 million, respectively. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, and therefore, would be considered as Level 3 under the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2016
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

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate and improvements are fairly presented as of June 30, 2016 and December 31, 2015.

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

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At June 30, 2016, the Partnership had no outstanding matured loans.

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
June 30, 2016
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

At June 30, 2016, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established National Council of Real Estate Investment Fiduciaries ("NCREIF") regions is as follows:

Region	Estimated Fair Value (in 000's)	Region %
Northeast: NJ	$20,200	7.68%
East North Central: IL	7,177	2.73%
Mideast: MD, NC, VA	97,910	37.22%
Pacific: WA	56,700	21.55%
Southeast: FL, GA	50,700	19.27%
Southwest: TX	30,400	11.55%
Total	$263,087	100.00%

The allocations above are based on 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures. The Partnership has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 15% of the rental income of the Partnership.

At June 30, 2016 and December 31, 2015, there were two partners who each held investments in the Partnership that represented greater than 10% of the Partnership's net asset value.
Note 7: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

The Partnership has private real estate equity investments for which it is contractually obligated to fund additional capital after its initial investments as well as those in which capital is provided without being contractually obligated to do so. Such additional capital is generally provided in the ordinary course of business to fund recurring and non-recurring capital improvement activities of underlying real estate investments. For the periods ended June 30, 2016 and December 31, 2015, the Partnership did not fund any contractual obligations on committed capital. The Partnership does not typically provide material non-contractual financial support to investees.

As of June 30, 2016, the Partnership's share of unfunded debt obligations related to Real Estate and Improvements is $12 million. The Partnership does not have equity commitments to fund properties under development.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2016
(Unaudited)

Note 8: Related Party Transactions

Pursuant to an investment management agreement, PGIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2016 and 2015, management fees incurred by the Partnership were $1,564,226 and $1,378,984, respectively. The Partnership also reimburses PGIM for certain administrative services rendered by PGIM. The amounts incurred for the six months ended June 30, 2016 and 2015 were $0 and $26,814, respectively, and are classified as administrative expenses in the consolidated statements of operations. For the three month periods ended June 30, 2016 and 2015, management fees incurred by the Partnership were $800,998 and $701,488, respectively. The amounts incurred for administrative services rendered by PGIM and reimbursed by the Partnership for the three month periods ended June 30, 2016 and 2015 were $0 and $13,407, respectively.

Note 9: Share Values and Shares Outstanding

The share value and shares outstanding at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Share Value	$45.09	$44.17
Shares Outstanding	4,529,591	4,529,591

The capital share transactions for the six and twelve months ended June 30, 2016 and December 31, 2015, respectively, are as follows:

	Outstanding shares for the six months ended June 30, 2016	Outstanding shares for the twelve months ended December 31, 2015

Beginning of Period	4,529,591	4,650,878
Distributions	—	(121,287)
End of Period	4,529,591	4,529,591

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2016
(Unaudited)

Note 10: Financial Highlights

	For The Six Months Ended June 30,
	2016	2015	2014	2013	2012
Per Share (Unit) Operating Performance:
Net asset value attributable to general partners' controlling interest, beginning of period	$44.17	$40.48	$37.78	$34.49	$32.27
Income From Investment Operations:
Net investment income attributable to general partners' controlling interest, before management fee	0.98	0.93	0.98	1.09	0.96
Investment management fee attributable to general partners' controlling interest	(0.35)	(0.31)	(0.26)	(0.25)	(0.22)
Net recognized and unrealized gain (loss) on investments attributable to general partners' controlling interest	0.29	0.52	0.25	0.28	0.03
Net increase (decrease) in net assets resulting from operations attributable to general partners' controlling interest	0.92	1.14	0.97	1.12	0.77
Net asset value attributable to general partners' controlling interest, end of period	$45.09	$41.62	$38.75	$35.61	$33.04
Total return attributable to general partners' controlling interest, before management fee (a):	2.88%	3.58%	3.28%	3.99%	3.07%
Total return attributable to general partners' controlling interest, after management fee (a):	2.09%	2.84%	2.57%	3.27%	2.37%
Ratios/Supplemental Data:
Net assets attributable to general partners' controlling interest, end of period (in millions)	$204	$189	$185	$179	$171
Ratios to average net assets for the period ended (b) (c):
Management fees	0.78%	0.74%	0.69%	0.70%	0.69%
Other portfolio level expenses	0.18%	0.16%	0.10%	0.11%	0.13%
Total portfolio level expenses	0.96%	0.90%	0.79%	0.81%	0.82%
Net investment income, before management fee	2.22%	2.27%	2.60%	3.16%	2.97%
Net investment income, after management fee	1.44%	1.53%	1.91%	2.45%	2.27%

(a)	Total Return, before/after management fee, is calculated by geometrically linking quarterly returns which are calculated using the formula below:
  Net Investment Income before/after Management Fee + Net Recognized and Unrealized Gains/(Losses)
Beginning Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

(c)	The income and expense ratios are not annualized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of The Prudential Variable Contract Real Property Account (the "Real Property Account") are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). Accordingly, the liquidity and capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, this Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses these items at the Partnership level. The general partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, the “General Partners”).

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited financial statements of the Real Property Account and the unaudited consolidated financial statements of the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of June 30, 2016, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $47.3 million, an increase of approximately $32.9 million from $14.4 million as of December 31, 2015. The increase was primarily due to the following activities: (a) $27.5 million of proceeds from investment level debt; (b) $5.7 million of proceeds from the sale of an office property in Lisle, IL; and (c) $3.6 million of cash flow generated from property operations. Partially offsetting the increase was a decrease due to: (a) $0.6 million of principal payments on financed properties; (b) $0.6 million of deferred financing payments on financed properties; (c) $0.3 million in distributions to joint venture partners; (d) $0.3 million increase in restricted cash; and (e) $2.4 million paid for capital improvements. The $2.4 million paid for capital improvements included the following items: (a) $0.7 million for construction costs at the development property in Chicago, IL; (b) $0.7 million for space renovations at the retail property in Hampton, Virginia; (c) $0.7 million for space renovations at the retail property in Dunn, NC; and (d) $0.3 million for capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for distributions to its partners. As of June 30, 2016, approximately 15.1% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three and six month periods ended June 30, 2016 and 2015.

Net investment income/(loss) overview

The Partnership’s net investment income attributable to the General Partners’ controlling interest for the six month period ended June 30, 2016 was approximately $2.9 million, an increase of less than $0.1 million from the prior year period. The increase in net investment income attributable to the General Partners’ controlling interest was primarily due to an increase of $0.3 million in the office sector investment’s net investment income from the prior year period and an increase of approximately $0.1 million in the retail sector investments’ net investment income from the prior year period. Partially offsetting this increase was a decrease of approximately $0.2 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the apartment sector and an increase of approximately $0.2 million from prior year period in portfolio level expenses.

The Partnership’s net investment income attributable to the General Partners’ controlling interest for the three month period ended June 30, 2016 was approximately $1.4 million, a decrease of approximately $0.1 million from the prior year period. The decrease in net investment income attributable to the General Partners’ controlling interest was primarily due to a decrease of $0.2 million in the apartment sector investments’ net investment income from the prior year period and an increase of approximately $0.1 million to other net investment expenses. Partially offsetting the decrease was an increase of approximately $0.2 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the office sector.

Valuation overview

The Partnership recorded a net recognized and unrealized gain attributable to the General Partners’ controlling interest of approximately $1.3 million for the six month period ended June 30, 2016. This is compared with a net recognized and unrealized gain attributable to the General Partners’ controlling interest of approximately $2.4 million for the prior year period. The unrealized gains attributable to the General Partners’ controlling interest for the six month period ended June 30, 2016 were due to valuation increases in the apartment and retail investments of $1.5 million. Partially offsetting the unrealized gains was a recognized loss of $0.2 million in the office sector investments.

The Partnership recorded net unrealized gains attributable to the General Partners’ controlling interest of approximately $0.2 million for the three month period ended June 30, 2016. This is compared with a net recognized and unrealized gain attributable to the General Partners’ controlling interest of approximately $0.2 million for the prior year period. The unrealized gains attributable to the General Partners’ controlling interest for the three month period ended June 30, 2016 were due to valuation increases in the apartment and retail sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income (loss) attributable to the General Partners’ controlling interest and net recognized and unrealized gains (losses) attributable to the General Partners’ controlling interest for the six and three month periods ended June 30, 2016 and 2015.

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Net Investment Income (Loss):
Office properties	$(1,433)	$(300,404)	$(6,686)	$(196,779)
Apartment properties	1,848,682	2,090,064	946,472	1,154,416
Retail properties	2,912,763	2,808,064	1,415,935	1,418,175
Hotel property	(4,587)	(54,857)	—	(29,273)
Other (including interest income, investment management fee, etc.)	(1,859,625)	(1,673,466)	(937,036)	(818,040)
Total Net Investment Income	$2,895,800	$2,869,401	$1,418,685	$1,528,499
Net Recognized Gain (Loss) on Real Estate Investments:
Office properties	$(256,982)	$125,879	$—	$125,879
Net Recognized Gain (Loss) on Real Estate Investments	$(256,982)	$125,879	$—	$125,879
Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	$—	$(773,375)	$—	$(668,483)
Apartment properties	942,788	1,825,979	111,892	1,190,504
Retail properties	602,995	1,239,851	44,558	(462,771)
Net Unrealized Gain (Loss) on Real Estate Investments	$1,545,783	$2,292,455	$156,450	$59,250
Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$1,288,801	$2,418,334	$156,450	$185,129

OFFICE PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Recognized Gain/(Loss) 2016	Recognized and Unrealized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Lisle, IL (1)	$(1,433)	$(59,932)	$(256,982)	$(773,375)	N/A	55%
Beaverton, OR (2)	—	(240,472)	—	125,879	N/A	N/A
	$(1,433)	$(300,404)	$(256,982)	$(647,496)

Three Months Ended June 30,
Property
Lisle, IL	$(6,686)	$(12,685)	$—	$(568,483)
Beaverton, OR	—	(184,094)	—	25,879
	$(6,686)	$(196,779)	$—	$(542,604)

(1) The Lisle, Illinois property was sold on January 21, 2016.
(2) The Beaverton, Oregon property was sold on June 8, 2015.

Net investment income/(loss)

Net investment income attributable to the General Partners’ controlling interest for the Partnership’s office properties was a loss of less than $0.1 million for the six and three month periods ended June 30, 2016, respectively, which represents an increase of approximately $0.3 million and $0.2 million from the prior year periods, respectively. The increase in net investment income is due to selling the properties in Lisle, Illinois and Beaverton, Oregon. The two properties had large vacancies and were providing negative cash flow resulting in losses in 2015.

Recognized and unrealized gain/(loss)

The office property formerly owned by the Partnership recorded a recognized loss attributable to the General Partners’ controlling interest of approximately $0.3 million for the six month period ended June 30, 2016, compared with a recognized and net unrealized loss attributable to the General Partners’ controlling interest of approximately $0.6 million from the prior year period. The recognized loss attributable to the General Partners’ controlling interest for the six month period ended June 30, 2016 was due to the sale of the property located in Lisle, Illinois.

APARTMENT PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Unrealized Gain/(Loss) 2016	Unrealized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Austin, TX	590,953	730,420	(22,575)	433,636	97%	94%
Charlotte, NC	363,037	437,626	486,265	123,242	95%	99%
Seattle, WA #1	297,948	267,621	563,516	53,603	90%	92%
Seattle, WA #2	378,857	397,517	(285,029)	1,215,498	100%	98%
Maplewood, NJ	217,887	256,880	200,000	—	92%	86%
Chicago, IL	—	—	611	—	N/A	N/A
	$1,848,682	$2,090,064	$942,788	$1,825,979

Three Months Ended June 30,
Property
Austin, TX	297,207	372,357	225,825	573,296
Charlotte, NC	167,870	216,098	131,633	(41,654)
Seattle, WA #1	151,181	112,176	153,136	65,870
Seattle, WA #2	214,959	196,905	(393,810)	592,992
Maplewood, NJ	115,255	256,880	—	—
Chicago, IL	—	—	(4,892)	—
	$946,472	$1,154,416	$111,892	$1,190,504

Net investment income/(loss)

Net investment income attributable to the General Partners’ controlling interest for the Partnership’s apartment properties was approximately $1.8 million and $1.0 million for the six and three month periods ended June 30, 2016, respectively, which represents a decrease of approximately $0.2 million from each of the prior year periods. The decrease over the six month period was primarily due to the interest expense associated with the property in Austin, Texas. The decrease over the three month period was primarily due to increased real estate taxes at the apartment complex in Maplewood, New Jersey.

Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.0 million and $0.1 million for the six and three month periods ended June 30, 2016, respectively, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.8 million and $1.2 million from the prior year periods, respectively. The net unrealized gain attributable to the General Partners’ controlling interest for the six month period ended June 30, 2016 was primarily due to favorable market leasing assumptions at the property #1 located in Seattle, Washington and at the property in Charlotte, North Carolina. Partially offsetting the increase was a decrease at the property #2 in Seattle, Washington for near term capital expenditures related to unit renovations. The net unrealized gain attributable to the General Partners’ controlling interest for the three month period ended June 30, 2016 was primarily due to favorable market leasing assumptions at the properties in Charlotte, North Carolina, Austin, Texas and property # 1 in Seattle, Washington. Partially offsetting the increase was a decrease at the property #2 in Seattle, Washington for near term capital expenditures related to unit renovations.

RETAIL PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Unrealized Gain/(Loss) 2016	Unrealized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Hampton, VA	$681,509	$702,465	$(1,213,365)	$1,068,478	99%	96%
Ocean City, MD	481,970	458,658	300,581	9,807	95%	96%
Westminster, MD	637,392	641,827	200,000	(57,400)	100%	100%
Dunn, NC	(92,759)	174,789	530,679	(493,018)	38%	27%
Roswell, GA	587,537	222,987	100,000	200,000	94%	94%
North Fort Myers, FL	242,187	237,490	285,100	394,700	88%	85%
Norcross, GA	374,927	369,848	400,000	117,284	100%	100%
	$2,912,763	$2,808,064	$602,995	$1,239,851

Three Months Ended June 30,
Property
Hampton, VA	$330,470	$352,634	$(1,058,740)	$(708,338)
Ocean City, MD	248,379	246,140	319,301	14,611
Westminster, MD	293,789	343,585	200,000	(518)
Dunn, NC	(58,885)	85,816	698,897	36,774
Roswell, GA	281,222	85,697	—	100,000
North Fort Myers, FL	124,948	114,152	(114,900)	94,700
Norcross, GA	196,011	190,151	—	—
	$1,415,934	$1,418,175	$44,558	$(462,771)

Net investment income/(loss)

Net investment income attributable to the General Partners’ controlling interest for the Partnership’s retail properties was approximately $2.9 million for the six month period ended June 30, 2016, which represents an increase of approximately $0.1 million from the prior year period. The increase was largely due to interest expense savings from the loan payoff at the property in Roswell, Georgia. Partially offsetting the increase was a decrease at the property in Dunn, North Carolina due to increased operating expenses for repairs and maintenance. Net investment income attributable to the General Partners’ controlling interest for the Partnership’s retail properties was approximately $1.4 million for the three month period ended June 30, 2016, which remained relatively flat from the prior year period. An increase from interest expense savings from the loan payoff at the property in Roswell, Georgia, was offset from increased operating expenses at the property in Dunn, North Carolina.

Unrealized gain/(loss)
The retail properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $0.6 million for the six month period ended June 30, 2016, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.2 million from the prior year period. The net unrealized gain attributable to the General Partners’ controlling interest for the six month period ended June 30, 2016 was primarily due to decreased investment rates for the entire retail sector with the exception of the property in Hampton, Virginia. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. Additional gains were provided by favorable market leasing assumptions at the properties in Norcross, Georgia, Dunn, North Carolina, and Westminster, Maryland. The retail properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of less than $0.1 million for the three month period ended June 30, 2016, compared with a net unrealized loss attributable to the General Partners’ controlling interest of approximately $0.5 million at the prior year period. The net unrealized gain attributable to the General Partners’ controlling interest for the three month period ended June 30, 2016 was primarily due to lower investment rates at the property in Dunn, North Carolina. Additional gains were provided by the property in Ocean City, Maryland due to recapturing space previously used as a walkway, which increases the net leasable area for the property as well as renewing current tenants at the site. Partially offsetting the increase was a decrease at the property in Hampton, Virginia due to an anticipated increase in property operating expenses from rent concessions for a tenant moving into the space in August 2016.

HOTEL PROPERTY

Six Months Ended June 30,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Recognized Gain/(Loss) 2016	Recognized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Lake Oswego, OR (1)	$(4,587)	$(54,857)	$—	$—	N/A	N/A

Three Months Ended June 30,
Property
Lake Oswego, OR (1)	$—	$(29,273)	$—	$—
(1) The property was sold on October 29, 2014. The net investment loss in 2016 and 2015 represents post closing expenses.

Net investment income/(loss)

Net investment loss attributable to the General Partners’ controlling interest for the Partnership’s hotel property was less than $0.1 million for the six and three month periods ended June 30, 2016, respectively, which remained relatively flat from the prior year periods. This property was sold on October 29, 2014. The net investment loss in both periods represents post closing expenses.

OTHER

Other net investment expense mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment expense attributable to the General Partners’ controlling interest was approximately $1.9 million and $0.9 million for the six and three month periods ended June 30, 2016, respectively, which represents an increase of approximately $0.2 million and $0.1 million from prior year periods, respectively. The increases are primarily due to investment management fees.

(c) Inflation

A majority of the Partnership’s leases with its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the unaudited financial statements of the Real Property Account and the unaudited consolidated financial statements of the Partnership may change significantly.
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

In general, fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. PGIM, Inc. (“PGIM”), which is an indirectly owned subsidiary of Prudential Financial, Inc., appoints a Chief Real Estate Appraiser who is responsible for assuring that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PGIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one, or a combination, of them to determine the approximate value for the type of real estate in the market.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The table below discloses the Partnership’s investment level debt as of June 30, 2016. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ 000s), including current portion	2016	2017	2018	2019	2020	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	3.84%	4.12%	4.06%	4.02%	4.03%	3.76%	3.97%
Future Annual Principal Payment	$586	$1,326	$3,107	$1,680	$1,916	$84,929	$93,544	$93,900

Credit Risk - The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect their operating results and liquidity.

ITEM 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
in respect of
The Prudential Variable Contract Real Property Account
(Registrant)

Date: August 11, 2016	By:	/s/ Robert M. Falzon
Robert M. Falzon
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)