Form 10-Q
period 2016-09-30
PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2016-11-10
CIK 846581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  __________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
(Registrant)

Forward-Looking Statement Disclosure
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America, or the “Company”, or The Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our financial strength or credit ratings; (6) investment losses and defaults; (7) competition in our product lines and for personnel; (8) changes in tax law; (9) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's fiduciary rules; (10) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities; (11) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (12) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (13) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (14) changes in statutory or U.S. GAAP accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015, for discussion of certain risks relating to the operation of The Prudential Variable Contract Real Property Partnership, or the “Partnership”, and investment in our securities.

Throughout this Quarterly Report on Form 10-Q, the "Real Property Account" and the "Registrant" refer to The Prudential Variable Contract Real Property Account. "Prudential" or the "Company" refers to The Prudential Insurance Company of America. The "Partnership" refers to The Prudential Variable Contract Real Property Partnership.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
UNAUDITED INTERIM FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$87,751,556	$84,380,032
Net Assets	$87,751,556	$84,380,032
NET ASSETS, representing:
Equity of contract owners	$71,511,949	$69,744,715
Equity of The Prudential Insurance Company of America	16,239,607	14,635,317
	$87,751,556	$84,380,032
Units outstanding	27,023,162	26,861,466
Portfolio shares held	1,910,381	1,910,381
Portfolio net asset value per share	$45.93	$44.17

STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2016 and 2015

	Nine Months Ended		Three Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$2,033,631	$1,824,509	$812,311	$616,204
EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	409,020	381,379	137,713	130,303
NET INVESTMENT INCOME	1,624,611	1,443,130	674,598	485,901
NET RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	1,446,276	3,690,530	794,332	2,727,309
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	(108,384)	53,008	—	—
NET GAIN (LOSS) ON INVESTMENTS	1,337,892	3,743,538	794,332	2,727,309
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,962,503	$5,186,668	$1,468,930	$3,213,210

STATEMENTS OF CHANGES IN NET ASSETS
For the three and nine months ended September 30, 2016 and 2015

	Nine Months Ended		Three Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
OPERATIONS
Net investment income	$1,624,611	$1,443,130	$674,598	$485,901
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	1,446,276	3,690,530	794,332	2,727,309
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	(108,384)	53,008	—	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	2,962,503	5,186,668	1,468,930	3,213,210
CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(598,627)	(1,006,046)	(315,360)	(2,840)
Net contributions (withdrawals) by The Prudential Insurance Company of America	1,007,648	(412,709)	453,074	133,142
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	409,021	(1,418,755)	137,714	130,302
TOTAL INCREASE (DECREASE) IN NET ASSETS	3,371,524	3,767,913	1,606,644	3,343,512
NET ASSETS
Beginning of period	84,380,032	79,093,169	86,144,912	79,517,570
End of period	$87,751,556	$82,861,082	$87,751,556	$82,861,082
The accompanying notes are an integral part of these financial statements.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2016

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

The Unaudited Interim Financial Statements as of September 30, 2016 and the statement of net assets as of December 31, 2015, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.

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

The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value measured using the Partnership's net asset value as a practical expedient. At September 30, 2016 and December 31, 2015, the Real Property Account’s share of the general partners' controlling interest of the Partnership was 42.2% or 1,910,381 shares for both periods.

C.	Income Recognition

Net investment income or loss, and recognized and unrealized gains and losses are allocated based upon the monthly average net assets for the investment in the Partnership. Amounts are based on the Real Property Account’s proportionate interest in the Partnership.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2016

Note 2: Summary of Significant Accounting Policies (continued)

D.	Equity of The Prudential Insurance Company of America
Prudential maintains a position in the Real Property Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners’ accounts or the related unit values.
There were no cash transactions at the Real Property Account level for the nine months ended September 30, 2016 and 2015 as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented for the nine months ended September 30, 2016 and 2015.

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
September 30, 2016

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

Note 5: Net Contributions (Withdrawals) by Contract Owners

Net contributions (withdrawals) by contract owners for the Real Property Account by product for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
PVAL/PVAL $100,000+ Face Value/CVAL	$(394,602)	$(944,663)
PDISCO+/VIP	(204,025)	(61,383)
TOTAL	$(598,627)	$(1,006,046)

	Three Months Ended September 30,
	2016	2015
PVAL/PVAL $100,000+ Face Value/CVAL	$(332,060)	$17,994
PDISCO+/VIP	16,700	(20,834)
TOTAL	$(315,360)	$(2,840)

Note 6: Partnership Distributions

For the nine months ended September 30, 2016, the Partnership made no distribution. For the nine months ended September 30, 2015, the Partnership distributed a total of $5.0 million, which occurred on March 30, 2015. The Real Property Account’s share of this distribution was $1.8 million.

For the nine months ended September 30, 2016 and 2015, there were no purchases of the Partnership by the Real Property Account.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
Units Outstanding:	27,023,162			26,861,466
Unit Value:	$2.94192	to	$3.43107	$2.85437	to	$3.31402

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2016

Note 8: Financial Highlights

The range of total return for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016			2015
Total Return	3.07%	to	3.53%	6.21%	to	6.68%

	Three Months Ended September 30,
	2016			2015
Total Return	1.56%	to	1.71%	3.89%	to	4.05%

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
The Real Property Account had no unfunded capital commitments as of September 30, 2016.

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016(Unaudited)	December 31, 2015
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 9/30/2016 -- $230,876,553; 12/31/2015 -- $255,844,718)	$266,612,008	$264,925,433
CASH AND CASH EQUIVALENTS	48,526,674	14,423,867
OTHER ASSETS, NET	3,000,626	2,925,378
Total assets	$318,139,308	$282,274,678
LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT, net (deferred financing costs:
9/30/2016 -- $1,108,614; 12/31/2015 -- $571,719)	$92,831,592	$66,026,362
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,080,567	2,550,010
DUE TO AFFILIATES	814,759	745,769
OTHER LIABILITIES	824,032	809,256
Total liabilities	97,550,950	70,131,397
COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	208,062,484	200,068,466
NONCONTROLLING INTEREST	12,525,874	12,074,815
Total partners' equity	220,588,358	212,143,281
Total liabilities and partners’ equity	$318,139,308	$282,274,678
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,529,591	4,529,591
GENERAL PARTNERS' SHARE VALUE AT END OF PERIOD	$45.93	$44.17
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
INVESTMENT INCOME:
Revenue from real estate and improvements	$16,866,756	$16,733,201	$5,763,549	$5,818,106
Interest income	41,728	10,449	10,022	3,350
Total investment income	16,908,484	16,743,650	5,773,571	5,821,456
INVESTMENT EXPENSES:
Operating	2,374,269	2,650,791	788,272	891,546
Investment management fees	2,378,985	2,085,893	814,759	706,909
Real estate taxes	1,775,510	2,143,530	404,176	828,320
Administrative	2,418,670	2,383,267	816,767	791,979
Interest expense	2,624,745	2,655,366	866,410	959,686
Total investment expenses	11,572,179	11,918,847	3,690,384	4,178,440
NET INVESTMENT INCOME (LOSS)	5,336,305	4,824,803	2,083,187	1,643,016
RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	5,743,019	12,668,032	—	—
Less: Cost of real estate investments sold	28,943,348	14,114,940	—	—
Gain (loss) realized from real estate investments sold	(23,200,329)	(1,446,908)	—	—
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(22,943,347)	(1,572,787)	—	—
Net gain (loss) recognized on real estate investments sold	(256,982)	125,879	—	—
Change in unrealized gain (loss) on real estate investments	3,711,392	10,582,700	2,120,661	7,687,089
Change in unrealized gain (loss) on interest rate cap	238	—	(411)	—
Net unrealized gain (loss) on investments	3,711,630	10,582,700	2,120,250	7,687,089
NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	3,454,648	10,708,579	2,120,250	7,687,089
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,790,953	$15,533,382	$4,203,437	$9,330,105
Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	$514,484	$494,138	$157,166	$181,752
Net unrealized gain (loss) attributable to noncontrolling interest	282,451	1,823,905	236,854	1,220,749
Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$796,935	$2,318,043	$394,020	$1,402,501
Amounts attributable to general partners’ controlling interest:
Net investment income (loss) attributable to general partners' controlling interest	$4,821,821	$4,330,665	$1,926,021	$1,461,264
Net recognized gain (loss) attributable to general partners' controlling interest	(256,982)	125,879	—	—
Net unrealized gain (loss) attributable to general partners' controlling interest	3,429,179	8,758,795	1,883,396	6,466,340
Net increase (decrease) in net assets resulting from operations attributable to general partners' controlling interest	$7,994,018	$13,215,339	$3,809,417	$7,927,604
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Nine Months Ended September 30,
	2016			2015
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$4,821,821	$514,484	$5,336,305	$4,330,665	$494,138	$4,824,803
Net recognized and unrealized gain (loss)	3,172,197	282,451	3,454,648	8,884,674	1,823,905	10,708,579
Increase (decrease) in net assets resulting from operations	7,994,018	796,935	8,790,953	13,215,339	2,318,043	15,533,382
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions	—	(345,876)	(345,876)	(5,000,000)	(154,244)	(5,154,244)
Increase (decrease) in net assets resulting from capital transactions	—	(345,876)	(345,876)	(5,000,000)	(154,244)	(5,154,244)
INCREASE (DECREASE) IN NET ASSETS	7,994,018	451,059	8,445,077	8,215,339	2,163,799	10,379,138
NET ASSETS - Beginning of period	200,068,466	12,074,815	212,143,281	188,251,636	9,422,311	197,673,947
NET ASSETS - End of period	$208,062,484	$12,525,874	$220,588,358	$196,466,975	$11,586,110	$208,053,085
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase (decrease) in net assets resulting from operations	$8,790,953	$15,533,382
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(3,454,648)	(10,708,579)
Amortization of deferred financing costs	32,250	46,954
Bad debt expense	(3,189)	3,217
(Increase) decrease in:
Other assets	27,045	(552,598)
Increase (decrease) in:
Accounts payable and accrued expenses	323,038	900,268
Due to affiliates	68,990	48,885
Other liabilities	77,120	(441,835)
Net cash flows provided by (used in) operating activities	5,861,559	4,829,694
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	5,743,019	12,668,032
Acquisition of real estate and improvements	—	(20,490,522)
Additions to real estate and improvements	(3,767,663)	(1,562,196)
(Increase) decrease in investment level restricted cash	(98,867)	306,769
Net cash flows provided by (used in) investing activities	1,876,489	(9,077,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(856,950)	(805,553)
Proceeds from investment level debt	28,199,075	10,175,000
Payment of deferred financing costs	(569,146)	(123,903)
Distributions to general partners' controlling interest	—	(5,000,000)
Distributions to noncontrolling interest	(345,876)	(154,244)
Increase (decrease) in security deposits payable	(62,344)	130,372
Net cash flows provided by (used in) financing activities	26,364,759	4,221,672
NET CHANGE IN CASH AND CASH EQUIVALENTS	34,102,807	(26,551)
CASH AND CASH EQUIVALENTS - Beginning of period	14,423,867	32,308,210
CASH AND CASH EQUIVALENTS - End of period	$48,526,674	$32,281,659
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

			2016 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	September 30, 2016 (Unaudited)		December 31, 2015
Property Name	September 30, 2016 Ownership	City, State		Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville Road	WO	Lisle, IL	Sold	$—	$—	$28,943,348	$6,000,000
		Offices % as of 9/30/16	—%	—	—	28,943,348	6,000,000
APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	23,058,233	27,900,000	22,982,297	26,300,000
Broadstone Crossing	WO	Austin, TX	225 Units	23,470,959	30,900,000	23,156,042	30,300,000
Vantage Park	CJV	Seattle, WA	91 Units	21,981,514	30,200,000	21,830,762	30,300,000
Station House Apartments of Maplewood	WO	Maplewood, NJ	50 Units	20,534,552	20,800,000	20,534,552	20,600,000
1325 N. Wells	CJV	Chicago, IL	N/A	7,862,008	7,862,008	6,485,433	6,485,433
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	15,013,299	16,800,000	14,852,929	16,100,000
		Apartments % as of 9/30/16	65%	111,920,565	134,462,008	109,842,015	130,085,433
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	19,809,778	20,300,000	18,968,928	21,100,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,874,561	34,600,000	25,701,926	33,800,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,326,055	20,600,000	15,326,055	20,400,000
Village Walk	WO	Roswell, GA	88,504	20,796,113	20,800,000	20,796,113	20,500,000
Harnett Crossing	WO	Dunn, NC	189,143	9,466,293	5,550,000	8,598,045	3,640,000
Peachtree Corners Market	WO	Norcross, GA	42,185	19,282,716	20,900,000	19,282,716	20,300,000
Publix at Eagle Landing	WO	North Fort Myers, FL	57,840	8,400,472	9,400,000	8,385,572	9,100,000
		Retail % as of 9/30/16	64%	118,955,988	132,150,000	117,059,355	128,840,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of September 30, 2016			129%	$230,876,553	$266,612,008	$255,844,718	$264,925,433
WO - Wholly-Owned Investment
CJV - Consolidated Joint Venture
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF INVESTMENTS

	September 30, 2016 (Unaudited)				December 31, 2015
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH EQUIVALENTS - Percentage of General Partners' Controlling Interest				—%		5.7%
Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	—	—	$—	$—	$10,000,000	$10,000,000
Federal Home Loan Bank, 0 coupon bond	—	—	—	—	1,500,000	1,500,000
Total Cash Equivalents			$—	$—	$11,500,000	$11,500,000
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2016
(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.
Basis of Presentation -The consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been made. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2015. The Partnership has evaluated subsequent events through November 10, 2016, the date these consolidated financial statements were available to be issued. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (collectively, the “General Partners”).

As a result of adopting Accounting Standards Update (“ASU”) 2015-03, as of December 31, 2015 the Partnership reclassified $571,719 of deferred financing costs from other assets to investment level debt. The new guidance was applied retrospectively. The Partnership's adoption of the guidance did not have a significant effect on the Partnership's consolidated financial statements.

B.
New Accounting Pronouncements - In August 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance in ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the emerging Issues Task Force) to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide clarity on the treatment of eight specifically defined types of cash inflows and outflows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted, provided that all of the amendments are adopted in the same period. The Partnership is currently assessing the impact of the guidance on the Partnership’s consolidated financial statements.

In February 2016, the FASB issued updated guidance in ASU 2016-02 Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. This new standard is not expected to have a significant impact on the Partnership’s consolidated financial statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2016
(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

C.
Accounting Pronouncements Adopted - In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30) which requires entities to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. This guidance does not address how debt issuance costs related to line-of-credit arrangements should be presented on the balance sheet or amortized. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for public business entities for fiscal years and interim periods beginning after December 15, 2015. The new guidance must be applied retrospectively. The adoption of this accounting guidance did not have a material impact on the Partnership’s consolidated financial statements.

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

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid for interest during the nine months ended September 30, 2016 and 2015 was $2,573,856 and $2,608,412, respectively.

As of September 30, 2016, $3,767,663 was paid for additions to real estate and improvements, which includes $1,376,575 related to 1325 North Wells’ development.

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

In general, fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PGIM, Inc. (“PGIM”) is responsible for assuring that the valuation process provides independent and reasonable property fair value estimates. PGIM is an indirectly owned subsidiary of Prudential Financial, Inc. An unaffiliated third party has been appointed by PGIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

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
September 30, 2016
(Unaudited)
Note 3: Fair Value Measurements (continued)

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

During the nine months ended September 30, 2016 and 2015 and year ended December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.

		(in 000’s)
		Fair value measurements at September 30, 2016 using
Assets:	Cost at September 30, 2016	Amounts measured at fair value September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$230,877	$266,612	$—	$—	$266,612
Interest rate cap	—	0*	—	0*	—
Total	$230,877	$266,612	$—	$—	$266,612

*Amount less than $1,000

		(in 000’s)
		Fair value measurements at December 31, 2015 using
Assets:	Cost at December 31, 2015	Amounts measured at fair value December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$255,845	$264,925	$—	$—	$264,925
Cash equivalents	11,500	11,500	11,500	—	—
Total	$267,345	$276,425	$11,500	$—	$264,925

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2016
(Unaudited)
Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015.

(in 000's)
Fair value measurements using significant unobservable
inputs for the nine months ended September 30, 2016
(Level 3)
Real estate and improvements
Beginning balance, January 1, 2016	$264,925
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	3,455
Acquisitions, issuances and contributions	3,975
Dispositions, settlements and distributions	(5,743)
Ending balance, September 30, 2016	$266,612
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$3,711

(in 000's)
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
September 30, 2016
(Unaudited)
Note 3: Fair Value Measurements (continued)

(in 000's)
Fair value measurements using significant unobservable
inputs for the three months ended September 30, 2016
(Level 3)
Real estate and improvements
Beginning balance, July 1, 2016	$263,087
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	2,121
Acquisitions, issuances and contributions	1,404
Dispositions, settlements and distributions	—
Ending balance, September 30, 2016	$266,612
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$2,121

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
September 30, 2016
(Unaudited)
Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The tables below represent quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement.

	As of September 30, 2016
Category	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$134,462	5	Discounted cash flow	Exit capitalization rate	5.00% - 6.25% (5.29%)
				Discount rate	6.25% - 7.50% (6.66%)
		1	Market Value *
Retail	132,150	7	Discounted cash flow	Exit capitalization rate	5.75% - 9.50% (6.73%)
				Discount rate	6.00% - 10.50% (7.21%)
	$266,612

	As of December 31, 2015
Category	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$130,085	5	Discounted cash flow	Exit capitalization rate	4.75% - 6.25% (5.31%)
				Discount rate	6.00% - 7.50% (6.54%)
		1	Market Value *
Office	6,000	1	Discounted cash flow	Exit capitalization rate	8.75%
				Discount rate	10.25%
Retail	128,840	7	Discounted cash flow	Exit capitalization rate	6.00% - 10.00% (6.65%)
				Discount rate	6.25% - 11.00% (7.17%)
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
Fair Value of Financial Instruments Carried at Cost:

The Partnership is required to disclose the fair value of certain financial instruments that are not reported at fair value. These financial instruments include cash and cash equivalents, accounts payable, accrued expenses and mortgages. The carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their fair value due to the instruments’ short-term nature. As of September 30, 2016 and December 31, 2015, the Partnership’s mortgages on wholly-owned properties and consolidated joint ventures have an estimated fair value of approximately $93.1 million and $66.9 million, respectively, and an outstanding principal balance of $93.9 million and $66.6 million, respectively. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. Certain significant inputs used in determining the fair value on investment level debt are unobservable, and therefore, would be considered as Level 3 under the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2016
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

The Partnership’s Cap is collateralized by the asset attributable to the related investment level debt. As of September 30, 2016, the estimated fair value is $238.

Note 5: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate and improvements are fairly presented as of September 30, 2016 and December 31, 2015.

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

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At September 30, 2016, the Partnership had no outstanding matured loans.

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
September 30, 2016
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

At September 30, 2016, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established National Council of Real Estate Investment Fiduciaries ("NCREIF") regions is as follows:

Region	Estimated Fair Value (in 000's)	Region %
Northeast: NJ	$20,800	7.80%
East North Central: IL	7,862	2.95%
Mideast: MD, NC, VA	97,850	36.70%
Pacific: WA	58,100	21.79%
Southeast: FL, GA	51,100	19.17%
Southwest: TX	30,900	11.59%
Total	$266,612	100.00%

The allocations above are based on 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures. The Partnership has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 15% of the rental income of the Partnership.

At September 30, 2016 and December 31, 2015, there were two partners who each held investments in the Partnership that represented greater than 10% of the Partnership's net asset value.
Note 7: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

The Partnership has private real estate equity investments for which it is contractually obligated to fund additional capital after its initial investments as well as those in which capital is provided without being contractually obligated to do so. Such additional capital is generally provided in the ordinary course of business to fund recurring and non-recurring capital improvement activities of underlying real estate investments. For the periods ended September 30, 2016 and December 31, 2015, the Partnership did not fund any contractual obligations on committed capital. The Partnership does not typically provide material non-contractual financial support to investees.

As of September 30, 2016, the Partnership's share of unfunded debt obligations related to real estate and improvements is $11.1 million. The Partnership does not have equity commitments to fund properties under development.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2016
(Unaudited)

Note 8: Related Party Transactions

Pursuant to an investment management agreement, PGIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2016 and 2015, management fees incurred by the Partnership were $2,378,985and $2,085,893, respectively. The Partnership also reimburses PGIM for certain administrative services rendered by PGIM. The amounts incurred for the nine months ended September 30, 2016 and 2015 were $0 and $40,221, respectively, and are classified as administrative expenses in the consolidated statements of operations. For the three month periods ended September 30, 2016 and 2015, management fees incurred by the Partnership were $814,759 and $706,909, respectively. The amounts incurred for administrative services rendered by PGIM and reimbursed by the Partnership for the three month periods ended September 30, 2016 and 2015 were $0 and $13,407, respectively.

Note 9: Share Values and Shares Outstanding

The share value and shares outstanding at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Share Value	$45.93	$44.17
Shares Outstanding	4,529,591	4,529,591

The capital share transactions for the nine and twelve months ended September 30, 2016 and December 31, 2015, respectively, are as follows:

	Outstanding shares for the nine months ended September 30, 2016	Outstanding shares for the twelve months ended December 31, 2015

Beginning of Period	4,529,591	4,650,878
Distributions	—	(121,287)
End of Period	4,529,591	4,529,591

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2016
(Unaudited)

Note 10: Financial Highlights

	For The Nine Months Ended September 30,
	2016	2015	2014	2013	2012
Per Share (Unit) Operating Performance:
Net asset value attributable to general partners' controlling interest, beginning of period	$44.17	$40.48	$37.78	$34.49	$32.27
Income From Investment Operations:
Net investment income attributable to general partners' controlling interest, before management fee	1.59	1.40	1.49	1.75	1.53
Investment management fee attributable to general partners' controlling interest	(0.53)	(0.46)	(0.40)	(0.38)	(0.33)
Net recognized and unrealized gain (loss) on investments attributable to general partners' controlling interest	0.70	1.95	0.96	0.45	0.31
Net increase (decrease) in net assets resulting from operations attributable to general partners' controlling interest	1.76	2.89	2.05	1.82	1.51
Net asset value attributable to general partners' controlling interest, end of period	$45.93	$43.37	$39.83	$36.31	$33.78
Total return attributable to general partners' controlling interest, before management fee (a):	5.22%	8.32%	6.52%	6.42%	5.73%
Total return attributable to general partners' controlling interest, after management fee (a):	4.00%	7.16%	5.43%	5.32%	4.65%
Ratios/Supplemental Data:
Net assets attributable to general partners' controlling interest, end of period (in millions)	$208	$196	$185	$183	$175
Ratios to average net assets for the period ended (b) (c):
Management fees	1.18%	1.09%	1.04%	1.06%	1.04%
Other portfolio level expenses	0.26%	0.23%	0.16%	0.17%	0.20%
Total portfolio level expenses	1.44%	1.32%	1.20%	1.23%	1.24%
Net investment income, before management fee	3.56%	3.37%	3.90%	5.03%	4.75%
Net investment income, after management fee	2.38%	2.27%	2.86%	3.99%	3.65%

(a)	Total Return, before/after management fee, is calculated by geometrically linking quarterly returns which are calculated using the formula below:
  Net Investment Income before/after Management Fee + Net Recognized and Unrealized Gains/(Losses)
Beginning Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

(c)	The income and expense ratios are not annualized.

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

(a) Liquidity and Capital Resources

As of September 30, 2016, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $48.5 million, an increase of approximately $34.1 million from $14.4 million as of December 31, 2015. The increase was primarily due to the following activities: (a) $28.2 million of proceeds from investment level debt; (b) $5.7 million of proceeds from the sale of an office property in Lisle, IL; and (c) $5.9 million of cash flow generated from property operations. Partially offsetting the increase was a decrease due to: (a) $0.9 million of principal payments on financed properties; (b) $0.6 million of deferred financing payments on financed properties; (c) $0.3 million in distributions to joint venture partners; (d) $0.1 million increase to restricted cash; and (e) $3.8 million paid for capital improvements. The $3.8 million paid for capital improvements included the following items: (a) $1.4 million for construction costs at the development property in Chicago, IL; (b) $0.9 million for space renovations at the retail property in Dunn, NC; (c) $0.8 million for space renovations at the retail property in Hampton, VA; and (d) $0.7 million for capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for distributions to its partners. As of September 30, 2016, approximately 15.3% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three and nine month periods ended September 30, 2016 and 2015.

Net investment income/(loss) overview

The Partnership’s net investment income attributable to the General Partners’ controlling interest for the nine month period ended September 30, 2016 was approximately $4.8 million, an increase of $0.5 million from the prior year period. The increase in net investment income attributable to the General Partners’ controlling interest was primarily due to an increase of $0.7 million in the office sector investment’s net investment income from the prior year period and an increase of approximately $0.4 million in the retail sector investments’ net investment income from the prior year period. Partially offsetting this increase was a decrease of approximately $0.2 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the apartment sector and an increase of approximately $0.3 million from prior year period in portfolio level expenses.

The Partnership’s net investment income attributable to the General Partners’ controlling interest for the three month period ended September 30, 2016 was approximately $1.9 million, an increase of approximately $0.4 million from the prior year period. The increase in net investment income attributable to the General Partners’ controlling interest was primarily due to an increase of $0.3 million in the retail sector investments’ net investment income from the prior year period and an increase of approximately $0.3 million in the office sector investment’s net investment income from the prior year period. Partially offsetting this increase was a decrease of approximately $0.1 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the hotel sector and an increase of approximately $0.2 million from prior year period in portfolio level expenses.

Valuation overview

The Partnership recorded a net recognized and unrealized gain attributable to the General Partners’ controlling interest of approximately $3.2 million for the nine month period ended September 30, 2016. This is compared with a net recognized and unrealized gain attributable to the General Partners’ controlling interest of approximately $8.9 million for the prior year period. The unrealized gains attributable to the General Partners’ controlling interest for the nine month period ended September 30, 2016 were due to valuation increases in the apartment and retail investments of $3.4 million. Partially offsetting the unrealized gains was a recognized loss of $0.3 million in the office sector investments.

The Partnership recorded net unrealized gains attributable to the General Partners’ controlling interest of approximately $1.9 million for the three month period ended September 30, 2016. This is compared with net unrealized gains attributable to the General Partners’ controlling interest of approximately $6.5 million for the prior year period. The unrealized gains attributable to the General Partners’ controlling interest for the three month period ended September 30, 2016 were due to valuation increases in the apartment and retail sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income (loss) attributable to the General Partners’ controlling interest and net recognized and unrealized gains (losses) attributable to the General Partners’ controlling interest for the nine and three month periods ended September 30, 2016 and 2015.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Net Investment Income (Loss):
Office properties	$280,363	$(358,030)	$281,796	$(57,626)
Apartment properties	2,877,078	3,092,934	1,028,396	1,002,870
Retail properties	4,611,553	4,170,550	1,702,539	1,362,486
Hotel property	(102,775)	(55,440)	(98,188)	(583)
Other (including interest income, investment management fee, etc.)	(2,844,398)	(2,519,349)	(988,522)	(845,883)
Total Net Investment Income	$4,821,821	$4,330,665	$1,926,021	$1,461,264
Net Recognized Gain (Loss) on Real Estate Investments:
Office properties	$(256,982)	$125,879	$—	$—
Net Recognized Gain (Loss) on Real Estate Investments	$(256,982)	$125,879	$—	$—
Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	$—	$(644,701)	$—	$128,674
Apartment properties	2,326,461	5,004,005	1,383,673	3,178,026
Retail properties	1,102,718	4,399,491	499,723	3,159,640
Net Unrealized Gain (Loss) on Real Estate Investments	$3,429,179	$8,758,795	$1,883,396	$6,466,340
Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$3,172,197	$8,884,674	$1,883,396	$6,466,340

OFFICE PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Recognized Gain/(Loss) 2016	Recognized and Unrealized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Lisle, IL (1)	$280,363	$(117,558)	$(256,982)	$(644,701)	N/A	55%
Beaverton, OR (2)	—	(240,472)	—	125,879	N/A	N/A
	$280,363	$(358,030)	$(256,982)	$(518,822)

Three Months Ended September 30,
Property
Lisle, IL (1)	$281,796	$(57,626)	$—	$128,674
	$281,796	$(57,626)	$—	$128,674

(1) The Lisle, IL property was sold on January 21, 2016. The net investment income represents post closing liability write-offs.
(2) The Beaverton, OR property was sold on June 8, 2015.

Net investment income/(loss)

Net investment income attributable to the General Partners’ controlling interest for the Partnership’s office properties was approximately $0.3 million for the nine and three month periods ended September 30, 2016, respectively, which represents an increase of approximately $0.7 million and $0.3 million from the prior year periods, respectively. The increase in net investment income is due to selling the properties in Lisle, IL, and Beaverton, OR. The two properties had large vacancies and were providing negative cash flow resulting in losses in 2015. The net investment income in both periods represents post closing liability write-offs.

Recognized and unrealized gain/(loss)

The office property formerly owned by the Partnership recorded a recognized loss attributable to the General Partners’ controlling interest of approximately $0.3 million for the nine month period ended September 30, 2016, compared with a recognized and net unrealized loss attributable to the General Partners’ controlling interest of approximately $0.5 million from the prior year period. The recognized loss attributable to the General Partners’ controlling interest for the nine month period ended September 30, 2016 was due to the sale of the property located in Lisle, IL.

APARTMENT PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Unrealized Gain/(Loss) 2016	Unrealized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Austin, TX	865,557	1,045,261	285,083	2,311,325	97%	96%
Charlotte, NC	560,877	673,289	539,630	370,612	98%	98%
Seattle, WA #1	471,928	428,516	1,295,455	32,674	92%	95%
Seattle, WA #2	600,100	588,844	6,072	2,314,116	96%	93%
Maplewood, NJ	378,616	357,024	200,000	(24,722)	92%	80%
Chicago, IL	—	—	221	—	N/A	N/A
	$2,877,078	$3,092,934	$2,326,461	$5,004,005

Three Months Ended September 30,
Property
Austin, TX	274,604	314,841	307,661	1,877,689
Charlotte, NC	197,840	235,663	53,365	247,370
Seattle, WA #1	173,980	160,895	731,936	(20,929)
Seattle, WA #2	221,243	191,327	291,101	1,098,618
Maplewood, NJ	160,729	100,144	—	(24,722)
Chicago, IL	—	—	(390)	—
	$1,028,396	$1,002,870	$1,383,673	$3,178,026

Net investment income/(loss)

Net investment income attributable to the General Partners’ controlling interest for the Partnership’s apartment properties was approximately $2.9 million for the nine month period ended September 30, 2016, which represents a decrease of approximately $0.2 million from the prior year period. The decrease over the nine month period was primarily due to the interest expense associated with the property in Austin, TX, which was financed in January 2016. Net investment income attributable to the General Partners’ controlling interest for the Partnership’s apartment properties was approximately $1.0 million for the three month period ended September 30, 2016, which remained relatively flat over the prior year period. An increase due to repairs and maintenance expense savings at the property in Maplewood, NJ was offset primarily due to an increase of interest expense associated with the property in Austin, TX.

Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $2.3 million and $1.4 million for the nine and three month periods ended September 30, 2016, respectively, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $5.0 million and $3.2 million from the prior year periods, respectively. The net unrealized gain attributable to the General Partners’ controlling interest for the nine month period ended September 30, 2016 was primarily due to favorable market leasing assumptions at both properties in Seattle, WA, as well as the properties in Charlotte, NC and Austin, TX. Additionally, gains at the property in Maplewood, NJ were primarily due to rent increases. The net unrealized gain attributable to the General Partners’ controlling interest for the three month period ended September 30, 2016 was primarily due to favorable market leasing assumptions at the properties in Austin, TX and Seattle, WA. Additional gains were provided by a decrease to anticipated near term capital expenditures at the property in Charlotte, NC.

RETAIL PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Unrealized Gain/(Loss) 2016	Unrealized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Hampton, VA	$1,034,983	$1,011,387	$(1,640,849)	$1,568,268	99%	96%
Ocean City, MD	718,690	702,245	316,715	618,939	95%	96%
Westminster, MD	1,055,983	1,004,201	200,000	840,990	100%	100%
Dunn, NC	(34,412)	137,799	1,041,752	(540,691)	58%	26%
Roswell, GA	887,359	374,685	300,000	200,000	94%	94%
North Fort Myers, FL	376,763	373,032	285,100	694,700	88%	85%
Norcross, GA	572,187	567,201	600,000	1,017,285	100%	100%
	$4,611,553	$4,170,550	$1,102,718	$4,399,491

Three Months Ended September 30,
Property
Hampton, VA	$353,474	$309,549	$(427,479)	$499,790
Ocean City, MD	236,720	252,884	16,135	609,132
Westminster, MD	418,591	362,374	—	898,391
Dunn, NC	62,095	(36,990)	511,067	(47,673)
Roswell, GA	299,822	151,697	200,000	—
North Fort Myers, FL	134,577	135,542	—	300,000
Norcross, GA	197,260	187,430	200,000	900,000
	$1,702,539	$1,362,486	$499,723	$3,159,640

Net investment income/(loss)

Net investment income attributable to the General Partners’ controlling interest for the Partnership’s retail properties was approximately $4.6 million for the nine month period ended September 30, 2016, which represents an increase of approximately $0.4 million from the prior year period. The increase was largely due to interest expense savings from the loan payoff at the property in Roswell, GA. Partially offsetting the increase was a decrease at the property in Dunn, NC due to increased operating expenses for repairs and maintenance. Net investment income attributable to the General Partners’ controlling interest for the Partnership’s retail properties was approximately $1.7 million for the three month period ended September 30, 2016, which represents an increase of approximately $0.3 million from the prior year period. The increase was largely from interest expense savings from the loan payoff at the property in Roswell, GA, and an increased occupancy at the property in Dunn, NC.

Unrealized gain/(loss)
The retail properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.1 million for the nine month period ended September 30, 2016, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $4.4 million from the prior year period. The net unrealized gain attributable to the General Partners’ controlling interest for the nine month period ended September 30, 2016 was primarily due to decreased investment rates for the entire retail sector with the exception of the property in Hampton, VA. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. Additional gains were provided by favorable market leasing assumptions for the properties in Ocean City, MD and Westminster, MD. The retail properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $0.5 million for the three month period ended September 30, 2016, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $3.2 million from the prior year period. The net unrealized gain attributable to the General Partners’ controlling interest for the three month period ended September 30, 2016 was primarily due to increased occupancy at the property in Dunn, NC. Additional gains were provided by decreased investment rates for the properties in Norcross, GA, and Roswell, GA. Partially offsetting the increase was a decrease at the property in Hampton, VA due to an increase to investment rates and the loss of a tenant.

HOTEL PROPERTY

Nine Months Ended September 30,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Recognized Gain/(Loss) 2016	Recognized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Lake Oswego, OR (1)	$(102,775)	$(55,440)	$—	$—	N/A	N/A

Three Months Ended September 30,
Property
Lake Oswego, OR (1)	$(98,188)	$(583)	$—	$—

(1) The property was sold on October 29, 2014. The net investment loss in 2016 and 2015 represents post closing expenses.

Net investment income/(loss)

Net investment loss attributable to the General Partners’ controlling interest for the Partnership’s hotel property was approximately $0.1 million for the nine and three month periods ended September 30, 2016, respectively. This property was sold on October 29, 2014. The net investment loss in both periods represents post closing expenses.

OTHER

Other net investment expense mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment expense attributable to the General Partners’ controlling interest was approximately $2.8 million and $1.0 million for the nine and three month periods ended September 30, 2016, respectively, which represents an increase of approximately $0.4 million and $0.2 million from the prior year periods, respectively. The increases are primarily due to audit fees, property appraisals, and investment management fees.

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

In general, fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PGIM, Inc. (“PGIM”) is responsible for assuring that the valuation process provides independent and reasonable property fair value estimates. PGIM is an indirectly owned subsidiary of Prudential Financial, Inc. An unaffiliated third party has been appointed by PGIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The table below discloses the Partnership’s investment level debt as of September 30, 2016. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ 000s), including current portion	2016	2017	2018	2019	2020	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	3.82%	4.12%	4.06%	4.03%	4.03%	3.76%	3.97%
Future Annual Principal Payment	$297	$1,326	$3,793	$1,680	$1,916	$84,929	$93,941	$93,100

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

ITEM 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
in respect of
The Prudential Variable Contract Real Property Account
(Registrant)

Date: November 10, 2016	By:	/s/ Robert M. Falzon
Robert M. Falzon
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)